Form 10-Q
period 2012-06-30
Bluefire Equipment Corp
filed 2012-08-20
CIK 1547705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 333-181444

BlueFire Equipment Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	26-2833179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1113 Vine Street, Suite 148
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (866) 713-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

There were 11,973,684 shares of the registrant’s common stock issued and outstanding as of August 17, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to BlueFire Equipment Corporation.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

BLUEFIRE EQUIPMENT CORPORATION

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012 (Unaudited)	December 31, 2011

CURRENT ASSETS
Cash and Cash Equivalents	$90,893	$112,729
Accounts Receivable	21,062	27,502
Inventory	41,752	57,834
Prepaid Expenses	-	-
Total Current Assets	153,707	198,065

LONG TERM ASSETS
Intellectual Property	37,349	35,634
Intangible Assets	3,892	3,892
Total Long Term Assets	41,241	39,526

TOTAL ASSETS	$194,948	$237,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$34,269	$22,546
Notes Payable	40,000	40,000
Advances and accrued interest from related party	157,187	150,000
Total Current Liabilities	231,456	212,546

TOTAL LIABILITIES	231,456	212,546

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,473,684 shares issued and outstanding	947	947
Additional Paid In Capital	27,551	27,551
Non-Controlling Interest	902	904
Retained Deficit	(65,908)	(4,357)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(36,508)	25,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$194,948	$237,591

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Sales Revenue	$16,097	$26,171	$30,322	$37,536
Service Revenue	4,965	5,223	4,965	5,223
Lease Revenue	-	26,262	-	26,262
Total Revenues	21,062	57,656	35,287	69,021

COST OF REVENUES
Manufacturing	8,426	18,862	22,652	30,228
Refurbishment	3,854	1,976	3,854	1,976
Lease Amortization and Expense	-	7,679	-	7,679
Total Cost of Revenues	12,280	28,517	26,506	39,883

GROSS PROFIT	8,782	29,139	8,781	29,138

OPERATING EXPENSES
Selling, General and Administrative	42,623	18,898	60,737	20,970
Total Operating Expenses	42,623	18,898	60,737	20,970

OPERATING INCOME (LOSS)	(33,841)	10,241	(51,956)	8,168

OTHER EXPENSES
Interest expense	5,729	3,824	9,597	3,857
Total Other Expenses	5,729	3,824	9,597	3,857

CONSOLIDATED NET INCOME (LOSS)	(39,570)	6,417	(61,553)	4,311
Less: Net Income - Non-Controlling Interest	(1)	1,373	(2)	1,373
NET INCOME (LOSS) - ATTRIBUTABLE TO BLUEFIRE	(39,569)	5,044	(61,551)	2,938

Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$(39,569)	$5,044	$(61,551)	$2,938

NET INCOME (LOSS) PER SHARE:

Common Stock:
Basic Net Income (Loss) Per Share	$(0.004)	$(0.001)	$(0.006)	$(0.000)

Denominator for Basic Net Gain (Loss) Per Share
Weighted Average Number of
Common Shares Outstanding	9,473,684	9,473,684	9,473,684	9,473,684

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(61,553)	$4,311
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities
Amortization of inventory	-	7,679

Changes in Assets and Liabilities:
Accounts Receivable	6,440	1,997
Inventory	16,082	(77,562)
Accounts Payable	11,723	(7,869)
Accrued Interest	7,187	3,750
Prepaid expense	-	(1,764)

NET CASH USED IN OPERATING ACTIVITIES	(20,121)	(69,458)

CASH FLOWS USED IN INVESTING ACTIVITIES

Intellectual Property	(1,715)	(2,000)
Intangible Assets	(0)	(1,946)

NET CASH USED IN INVESTING ACTIVITIES	(1,715)	(3,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	-	40,000
Advances from related party	-	125,000
Contributed Capital	-	17,160

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	182,160

NET INCREASE (DECREASE) IN CASH	(21,836)	108,756

CASH AND CASH EQUIVALENTS, Beginning of Period	112,729	2,643

CASH AND CASH EQUIVALENTS, End of Period	$90,893	$111,399

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF COMPANY

BlueFire Equipment Corporation (“BFC” or the “Company”) was incorporated in Delaware on June 10, 2008.  The Company has designed and manufactured a proprietary drill bit for use in the exploration and production of oil and gas.  The Company generates revenue from the sale and lease of its products as well as after-sale service and repair. The Company’s corporate headquarters are located in Houston, Texas and its year-end is December 31. In addition to its present product line, the Company intends to develop and commercialize additional products and technologies for the oil and gas industry.

NOTE 2 –GOING CONCERN AND MANAGEMENT PLANS

The Company sustained losses of $39,569 and $61,551 for the three and six months ended June 30, 2012, respectively; and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to public company reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid. The Company has depended on shareholder loans for much of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations.  There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide positive cash flow to the Company, which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in the Company’s effective Registration Statement on form S-1/A on July 11, 2012. The accompanying unaudited financial statements are presented on a consolidated basis and include the accounts of Bluefire LLC ("BFLLC"), a joint venture entity 60% owned by BFC.  All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

CASH AND CASH EQUIVALENTS –The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

INVENTORY – The Company capitalizes new drill bit inventory at manufacturing costs plus refurbishment costs.  These costs are amortized using industry standards of average refurbishment runs.  The inventory balance is stated net of amortization expense.  Amortization will be provided using the straight-line method over the estimated three refurbishment runs.  Amortization expense will be charged to Cost of Sales.

ACCOUNTS RECEIVABLE – Accounts receivable are stated at the amount billed to customers.  Accounts receivable are due and payable upon receipt. Accounts are considered past due beyond the standard payment terms.  The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

INTANGIBLE ASSETS – The Company’s policy is to capitalize intellectual property related to the filing and acquisition of internally developed patents.  The patent related expenses, such as legal fees and filing fees related to preparation, defense and filing of patent, are eligible for capitalization. The Company’s intangible assets are stated at cost, less accumulated amortization. Amortization has not started as patents are still under review as of August 20, 2012.

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

INCOME TAXES –  The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are established for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

REVENUE RECOGNITION – The Company recognizes revenue from the sale, lease, and refurbishment of drill bits.  The criteria for recognition are as follows:

1.	Revenue from sale – recorded at cost when the drill bits have been shipped.
2.
Revenue from lease – recorded based upon the number of feet drilled.  Revenue is recorded only after the product is used by the customer for the specific job booked.  Upon completion of the job, the customer is billed based upon the agreed rates on a per footage basis.

3.	Revenue from refurbishment – recorded when the refurbished item is shipped to the customers.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS – Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 – BLUEFIRE LLC JOINT VENTURE

On March 16, 2011, the Company entered into a joint venture agreement with two non-affiliate parties (the “JV Partners”) to form BlueFire LLC (“BFLLC”) in Oklahoma.  BFLLC was formed to take advantage of drilling opportunities in North Texas and Oklahoma.  The Company owns 60% of BFLLC and acts as the managing member.  The JV Partners own the remaining 40% and are responsible for the sales and marketing activities of BFLLC.

The Company loaned $60,100 to BFLLC for its initial capitalization.  As the loan is considered to be an intercompany advance, the Company’s consolidated financial statements eliminate the effect of this loan.

The JV Partners funded an additional $40,000 to BFLLC.  The interest of the JV Partners is considered to be a Non-Controlling Interest.  The Company’s Consolidated Balance Sheets and Income Statements reflect an adjustment under Non-Controlling Interest to separate the interests of the JV Partners from those of the Company’s shareholders. Sales to a company in which one of our JV Partners is an officer totaled $21,062 and $35,287 for the three and six months ended June 30, 2012, respectively; and $39,397 and $50,762 for the three and six months ended 2011, respectively.

NOTE 5 – NOTES PAYABLE TO STOCKHOLDERS

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  As of March 31, 2012, the principal balance was $100,000. On April 26, 2012 the Company and Holder executed an amendment to the note extending the due date to March 31, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.

On July 1, 2011, Carew Rohde, the brother of our then Chief Executive Officer and Director, Tyson Rohde, loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.

On August 11, 2011, Drexel Rohde, the father of our then Chief Executive Officer and Director, Tyson Rohde, loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.

As of June 30, 2012, the total principal and accrued interest due was $157,187 and $150,000 as of December 31, 2011.

NOTE 6 – ISSUANCE OF STOCK OPTIONS

On January 15, 2012 the Company granted William Blackwell options to purchase 240,000 shares of common stock in connection with his employment agreement. The options vest at 10,000 per month and expire if not exercised within three years of the grant date. The exercise price of the options is $1.00. Upon the optionee's termination of employment, the non-vested portion of the options will lapse upon the date of such termination. The Company used a Black-Scholes calculation to value the options grant and determined the value of the grant to be zero.

NOTE 7 – SUBSEQUENT EVENTS

On May15, 2012, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On July 24, 2012, the Form S-1 was declared effective by the SEC. The offering was priced at $0.01 per share, and the Company intends to raise $75,000 of gross proceeds. The Company intends to use the net proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements".  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report, as well as the Company’s effective Registration Statement filed on Form S-1/A filed with the Securities and Exchange Commission on July 11, 2012.

Organization and Basis of Presentation

BlueFire Equipment Corporation (“BFC”) was incorporated in the state of Delaware on June 10, 2008, with a fiscal year end of December 31.  We are focused on developing proprietary technologies for use in the exploration and production of oil and gas.  We have developed and tested our proprietary Polycrystalline Diamond Cutter (“PDC”) drill bit and completed more than 20 drilling runs for customers in Oklahoma and West Texas.

On March 16, 2011 we entered into a joint venture agreement with two non-affiliate parties to form BlueFire LLC (“BFLLC”) in Oklahoma.  BFLLC was formed to take advantage of drilling opportunities in Oklahoma where our JV partners have industry relationships.  We own 60% of BFLLC and act at the managing member.  The JV Partners own the remaining 40% and are responsible for the sales and marketing activities of BFLLC.

Our current products include PDC drill bits that are 7-7/8 and 8-3/4 inches in diameter.  In addition, we intend to offer multiple lines of products to both contract drilling companies and oil and gas companies.  We expect our business plan to require at least three years of development before we have fully diversified product lines.  Until that time, and as we are developing business segments, we will have concentrations in certain areas.  For instance, as of the date of this filing, 100% of our operations reside in the lease and sale of PDC drill bits through BFC and BFLLC.  Provided that our business obtains additional financing, we intend to diversify our product mix to add other equipment that can be used in the drilling and completion of oil and gas wells.

The oil and gas industry is highly competitive and always changing.  As the worldwide demand for energy continues to soar there is ample potential for growth; however, there are a growing number of competitors offering similar products to those that we offer.  A more established competitor could drive down the profit margin sufficiently and make it extremely difficult for us to be profitable.

Results of Operations

For the three months ended June 30, 2012, compared to the three months ended June 30, 2011

We had revenues of $21,062 for the three months ended June 30, 2012, a decrease of $36,594 from the $57,656 in revenues we generated during the three months ended June 30, 2011, which decrease was mainly due to a $10,332 decrease in sales revenue and a decrease of $26,262 in lease revenue associated with less drilling activity from our largest customer.

We had cost of revenues of $12,280 for the three months ended June 30, 2012, compared to cost of revenues of $28,517 for the three months ended June 30, 2011, a decrease of $16,237 from the prior period.  Cost of revenues decreased mainly as a result of a $8,558 decrease in manufacturing cost of revenues associated with the decrease in sales and a $7,679 decrease in lease amortization and expenses due to the fact that we had no lease revenues for the three months ended June 30, 2012.

Selling, general and administrative expenses increased $23,725 to $42,623 for the three months ended June 30, 2012, compared to $18,898 for the three months ended June 30, 2011, due to accounting and legal expenses associated with becoming a public company, and an increase in salary for our CEO.

We had interest expense of $5,729 for the three months ended June 30, 2012, compared to $3,824 for the three months ended June 30, 2011, an increase of $1,905 from the prior period.

We had a net loss of $39,569 for the three months ended June 30, 2012, a decrease of $44,613 from net income of $5,044 for the three months ended June 30, 2011. The primary reason for the increase in net loss was the reduction in revenues and the increase in selling, general and administrative expenses for the period offset by the decrease in cost of revenues compared to the prior period.

For the six months ended June 30, 2012, compared to the six months ended June 30, 2011

We had revenues of $35,287 for the six months ended June 30, 2012, a decrease of $33,734 from the $69,021 in revenues we generated during the six months ended June 30, 2011, which decrease was mainly due to a $7,472 decrease in sales revenue and a decrease of $26,262 in lease revenue associated with less drilling activity.

We had cost of revenues of $26,506 for the six months ended June 30, 2012, compared to cost of revenues of $39,883 for the six months ended June 30, 2011, a decrease of $13,377 from the prior period.  Cost of revenues decreased mainly as a result of a $5,698 decrease in manufacturing cost of revenues associated with the decrease in sales and a $7,679 decrease in lease amortization and expenses due to the fact that we had no lease revenues for the six months ended June 30, 2012.

Selling, general and administrative expenses increased $39,767 to $60,737 for the six months ended June 30, 2012, compared to $20,970 for the six months ended June 30, 2011, due to accounting and legal expenses associated with becoming a public company, and an increase in salary for our CEO.

We had interest expense of $9,597 for the six months ended June 30, 2012, compared to $3,857 for the six months ended June 30, 2011, an increase of $5,740 from the prior period.

We had a net loss of $61,551 for the six months ended June 30, 2012, a decrease of $64,489 from net income of $2,938 for the six months ended June 30, 2011. The primary reason for the increase in net loss was the reduction in revenues and the increase in selling, general and administrative expenses for the period offset by the decrease in cost of revenues compared to the prior period.

Liquidity and Capital Resources

We had total assets of $194,948 as of June 30, 2012, which included $153,707 of current assets including $90,893 of cash and cash equivalents, $21,062 of accounts receivable, and $41,752 of inventory, and $41,241 of long term assets, which included $37,349 of intellectual property, and $3,892 of intangible assets.

We had total liabilities of $231,456 as of June 30, 2012, which included $34,269 of accounts payable and accrued liabilities, $40,000 of note payable and $157,187 of advances and accrued interest from related party described in greater detail below under “Promissory Notes”.

As of June 30, 2012, we had a working capital deficit of $77,749 and a total retained deficit of $65,908.

Promissory Notes

On April 1, 2011, we signed a promissory note with Tyson Rohde, our former CEO, in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral and was convertible into shares of the Company’s common stock at the option of Mr. Rohde.  As of December 31, 2011, the principal balance was $100,000. In 2011, we made monthly interest payments on the note; therefore there was no accrued interest due at December 31, 2011.  On April 26, 2012, we executed an amendment to the note with Mr. Rohde extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  The Company agreed to waive any default which may have existed in connection with the note not being paid by its originally stated due date, April 1, 2012, in connection with the amendment.

On July 1, 2011, Carew Rohde, the brother of our then Chief Executive Officer and Director, Tyson Rohde, loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.

On August 11, 2011, Drexel Rohde, the father of our then Chief Executive Officer and Director, Tyson Rohde, loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.

The notes are secured by a security interest in substantially all of our assets and we do not currently have sufficient funds to repay all the notes.

Additionally, on March 16, 2011, BFLLC received advances from the non-controlling interest holder of $40,000, which is non-interest bearing and due on demand.

Cash flows from Operating Activities

For the six months ended June 30, 2012, the Company used cash of $20,121 in operating activities as compared to using cash from operating activities of $69,458 for the six months ended June 30, 2011. The use of cash for operating activities is predominantly attributed to the fact that the Company incurred operating expenditures relating to the expansion of its inventory and its net loss for the period.

Cash flows used in Investing Activities

For the six months ended June 30, 2012, the Company used cash of $1,715 in investing activities solely due to intellectual property associated with responding to office actions from the United States Patent and Trademark Office as compared to $3,946 of cash used in investing activities for the six months ended June 30, 2011, which was due to $2,000 of investment in intellectual property and $1,946 of intangible assets.

Cash flows from Financing Activities

For the six months ended June 30, 2012, the Company had no cash flows from financing activities.

Capital Requirements

Subsequent to June 30, 2012, we will raise $75,000 through the sale of 7,500,000 shares of our common stock at a price of $0.01 per share pursuant to our Form S-1 Registration Statement.

We anticipate needing a minimum of $250,000 for Phase One and an additional $500,000 for Phase Two of our planned development plan, totaling $750,000 in order to effectively execute our business plan over the next twenty-four months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

The current funds available to us will be sufficient to continue maintaining a reporting status and limited operations for 24 months. However, in order to be successful in fully implementing our business plan, we will require additional capital.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. The sole Director and Officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If the Company is unable to raise funds, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. The Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T:	CONTROLS AND PROCEDURES

Our principal executive officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-Q.

Risks related to Our Business

We Are An Early Stage Company, Our Business Is Evolving And Our Business Prospects Are Difficult To Evaluate.

We are an early stage company with a limited operating history. We have a limited operating history that you can rely on in connection with an investment decision. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to operating losses and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing new business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

	Raise substantial capital to finance our planned expansion, together with the losses we may incur in our early stage of development;

	Develop new products at the cost and on the timetable we project. We may encounter unexpected technical and legal challenges that may delay our implementation time line and/or increase our costs;

	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions; and

	Attract, retain and motivate qualified personnel.

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

We Will Need To Raise Additional Capital To Continue Our Business Operations.

We need to raise an additional $675,000 to implement our business plan over the next 24 months. As of June 30, 2012, we had $90,893 of cash on hand. If we are unable to obtain additional financing, our future growth, if any, could be impaired.  If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing any investment in us to become worthless.  Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

The Repayment Of Our $150,000 Notes Payable Is Secured By A Security Interest In Substantially All Of Our Assets.

From April to August of 2011, private investors loaned us $150,000 which is evidenced by promissory notes. The two $25,000 notes are due at any time within 30 days of notice from the lender and the $100,000 note is due on April 1, 2013.  The notes accrue interest at the rate of 15% per annum.  In the event a default occurs under the notes, the interest rate increases to 18%, or the highest rate permitted by applicable law. The notes are secured by a security interest in substantially all of our assets and we do not currently have sufficient funds to repay all the notes.  If we default on the repayment of the notes, the holders thereof may enforce the respective security interests over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•
be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•
be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We Do Not Know The Exact Development And Operating Costs Of Our Potential Additional Product Lines.

We only have one product line and have not developed additional product lines and therefore, we do not know the exact costs involved with the organic development and operation of the products in which we intend to pursue. These products include, but are not limited to, equipment used for oil and gas exploration, production, and transportation. In the case of higher than expected costs to acquire and/or develop these products, we may not be able to operate profitably in the market place. If we are unable to successfully build profitable product lines, we will have to cease our operations, which may result in the complete loss of your investment.

Our Limited Operating History Gives No Assurance That Our Future Operations Will Result In Profitability, Which Could Result In The Suspension Of Or End Of Our Operations.

We were incorporated on June 10, 2008, and although we have realized operating revenues to date, we have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise additional capital and generate revenues in excess of our expenses.

Based upon current plans, we expect to incur operating losses in future periods because we will likely incur expenses that exceed our revenues. We cannot guarantee that we will be successful in generating a profit in the future. Failure to generate a profit may cause us to go out of business.

We Are A New Company With A Limited Operating History And We Face A High Risk Of Business Failure Which Would Result In The Loss Of Your Investment.

We were incorporated on June 10, 2008, and to date have been involved primarily in the development of our business plan and early-stage operations. Because we have a limited operating history there is little internal or industry-based historical financial data upon which to estimate our planned operating expenses. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the energy markets and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

Adverse Developments In The Global Economy Restricting The Credit Markets May Materially And Negatively Impact Our Business.

The recent downturn in the world's major economies and the constraints in the credit markets have heightened or could continue to heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to access credit facilities or obtain debt financing and could affect the ability of lenders to meet their funding requirements when we need to borrow. Further, in the uncertain event that a public market for our stock develops, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The recent credit crisis in other countries, for example, and concerns over debt levels of certain other European Union member states, has increased volatility in global credit and equity markets. If we are unable to obtain credit or access capital markets, our business could be negatively impacted.

Because We Are Small And Do Not Have Much Capital, We Must Limit Our Marketing Activities. As A Result, Our Sales May Not Be Enough To Operate Profitably. If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to increase our sales efforts to increase revenues from the sale and leasing of our PDC drill bits. Because we will be limiting the scope of our marketing activities to regional drilling contractors and oil and gas companies, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We Have Been Focused On The Development Of Our PDC Drill Bit Business Segment, And As Such, Have Not Commenced Operations Or Generated Revenues From Other Product Lines. Investing In The Company Before It Has Diversified Product Lines Involves Substantial Risk To Any Investor.

An investment in our Company is characterized by a high degree of risk. Investors should take caution when considering our revenue, minimal earnings, and lengthy development cycle. Our current operations reside entirely in the sale and leasing of PDC drill bits, a primary component used to drill oil and gas wells. We intend to diversify our product lines to provide more stability to our operations. Although we believe that future capital investments in other product lines will ultimately generate additional revenues and earnings for the Company, there can be no assurance that we will be able to effectively acquire or develop these products or that they will be profitable.

There is no assurance that investments in other product lines will be beneficial to us in the future. In order for us to benefit from our investments, product lines in which we invest must generate revenues and earnings. The success of these investments depends on the ability of management to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of new products in which we invest to generate net income may adversely affect our financial performance and stock price.

We Have Limited Assets That May Be Used To Develop Our Business Plan. Our Lack Of Assets May Have An Adverse Impact On Our Ability To Grow Our Business And Generate Revenues And Earnings.

We have limited financial and operational assets as well as limited long-term assets such as property, facilities and equipment to fully develop our business plan. We will need to raise additional capital to provide for a facility, purchase equipment and inventory, and fund the labor required to appropriately develop new product lines. Our lack of financial and operational assets may impair our ability to generate future revenues and earnings which may result in a loss of your investment.

We May Incur Substantial Losses In The Future As We Expand Our Operations And Invest In The Development Of New Product Lines.

We will incur costs related to investing or developing new product lines. When developing new products organically, it is likely that we will incur costs for a prolonged period prior to generating revenues, if any. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent the Company from achieving profitability for an extended period of time. We expect to rely on equity and debt financing to fund potential operating losses and other cash requirements until we are able to generate larger profits from operations. We may experience negative cash flow, which will hamper current operations and prevent the Company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

Introducing New Product Lines Is Time Consuming And Expensive And May Not Ultimately Result In Us Generating An Operating Profit.

The cost associated with the introduction of new product lines can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to administrative overhead. There is no assurance that any potential products from which we may generate revenue will be successfully developed, or that our marketing activities will be successful or profitable. Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that the Company will ever generate an operating profit.

We Will Be A Small Player In An Intensely Competitive Industry And May Be Unable To Compete.

The oilfield equipment industry in the United States is large and intensely competitive. Although we operate in a niche market with very esoteric components, many of our competitors have substantially more financial and operational resources than us. As a result of this competition, our efforts to commercialize any products under development in the future may be preempted, rendered obsolete, or priced out of the market by our competitors. Competition in the oilfield equipment business contains substantial barriers to entry. Some of the barriers to entry include capital requirements, operational staff, technical expertise, and access to high quality assets.

Oil And Gas Equipment And Other Products That We May Develop And/Or Distribute May Be Subject To Certification And Approval From Regulatory Agencies.

Products that we may distribute may be subject to oversight and/or approval from certain regulatory agencies including the International Organization for Standardization (ISO), American Petroleum Institute (API), Environmental Protection Agency (EPA), and the Texas Railroad Commission. Should we fail to meet regulatory standards and attain such approvals our ability to operate may be impaired. Attainment of permits and certifications can be costly and may lead to substantially longer development timelines. Should we fail to attain regulatory certifications, our financial and operational performance could be adversely affected and you could lose your investment.

If The Company Is Dissolved, It Is Unlikely That There Will Be Sufficient Assets Remaining To Distribute To Our Shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of equity investors to recover all or any portion of their investment will depend on the amount of funds realized and the claims to be satisfied therefrom.

If We Are Forced To Incur Unanticipated Costs Or Expenses, We May Have To Suspend Or Cease Our Activities Entirely Which Could Result In A Total Loss Of Your Investment.

Because we are a small business, with limited assets, we are not in a position to bear unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend or cease our activities entirely which could result in a total loss of your investment.

Key Management Personnel May Leave The Company Which Could Adversely Affect The Ability Of The Company To Continue Its Development.

Because we are almost entirely dependent on the efforts of our sole officer and Director, William Blackwell, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our officers or Directors.

Because Our Current Sole Officer And Director Does Not Have Significant Experience In Operating An Oilfield Equipment Company, Our Business Has A Higher Risk Of Failure.

Although our Chief Executive Officer and Director has extensive experience in oil and gas exploration and production as well as ample knowledge in drilling operations, he does not have experience in managing an oilfield equipment company. Therefore, without this experience, our management's business experience may not be enough to effectively develop and maintain our Company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

Dome Capital LLC owns 75% Of The Outstanding Shares of Common Stock, And Controls The Board of Directors of the Company. Investors May Find That Its Decisions Are Contrary To Their Interests And You Should Not Purchase Shares Unless You Are Willing To Entrust All Aspects Of Management To Our Largest Shareholder or Its Successors.

As of August 20, 2012, Dome Capital, LLC owns 9,000,000 shares of common stock representing 75% of our outstanding common stock. As such, Dome Capital LLC will control who serves as Directors of the Company and subsequently who serves as officers of the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Its interests may differ from the interests of other stockholders.

All decisions regarding the management of our affairs will be made exclusively by it. Other stockholders may not participate in our management and, therefore, are dependent upon the management abilities of persons that Dome Capital LLC may select to serve as our Directors and officers.

Accordingly, no person should purchase our common stock unless willing to entrust all aspects of management and control of the Company to Dome Capital LLC. Potential purchasers of our common stock must carefully evaluate the personal experience and business performance of our management.

Because We Only Have One Manufacturer Of Our PDC Drill Bits, We Have A Concentration In Our Supply Chain. In The Event That We Are Not Able To Continue To Purchase Inventory From Our Supplier With Favorable Prices And Terms, It Could Adversely Affect Our Operations And Your Investment.

In the event that our sole supplier increases prices, presents unfavorable trade terms, experiences problems with quality control, becomes insolvent, or simply decides to no longer sell its products to us, our financial and operational results will be materially, adversely affected. As a result, this could cause you to lose a portion or all of your investment in our business.

 Since The Predominance Of Our Sales Are Made To a Few Customers, We Have A Concentration In Our Customer Base. In The Event That We Are Not Able To Continue To Make Sales To These Customers It Could Adversely Affect Our Operations And Your Investment.

In the event that our primary customers decide not to purchase our products, determine that they are not willing to agree to our pricing structures or cease to purchase our products for any reason, our financial and operational results will be materially, adversely affected. As a result, this could cause you to lose a portion or all of your investment in our business.

A Significant Or Prolonged Economic Downturn Could Have A Material Adverse Effect On Our Results Of Operations.

Our results of operations will be affected by the level of business activity of our customers and future customers, which in turn will be affected by the level of economic activity in the customer segments, industries and markets that they serve. A decline in the level of business activity of our customers could have a material adverse effect on our revenues and profit margin. Future economic conditions could cause customers to reduce or defer their expenditures for our products, which could cause a material adverse effect on our revenues and results of operations.

A Reduction In Spending Due To Economic Downturns Could Result In A Decrease In Demand For Our Products.

If capital expenditures in the oil and gas industry decrease, the demand for products like those provided by us would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for products, which could reduce our revenue and operating results, if any.

We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only One Officer And Director.

William Blackwell is our sole officer and Director.  As such, he has significant control over our business direction.  Additionally, as he is our only Director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Blackwell, including the compensation Mr. Blackwell may be paid and the employment agreements we may enter into with Mr. Blackwell.  Additionally, there is no segregation of duties between officers because Mr. Blackwell is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions.  Therefore, investors may perceive that because no other Directors are approving related party transactions involving Mr. Blackwell and no other officers are approving our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and Directors due to the investing public’s perception of limitations facing our Company due to the fact that we only have one officer and Director.

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected.

We plan to rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services.

Our Sole Officer And Director May Face Conflicts Of Interest Associated With His Commitment To The Company And His Other Activities Outside Of The Company.

As of the date of this prospectus, we have no employees, other than Mr. Blackwell, our Chief Executive Officer and sole Director, who currently devotes approximately 40 hours per week to our business. Mr. Blackwell also serves as an officer and Director of various other companies which undertake oil and gas exploration and production and related activities which may limit the amount of time Mr. Blackwell is able to spend on Company matters. Mr. Blackwell is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Although Mr. Blackwell is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Blackwell to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements.  Due to the above, Mr. Blackwell may face a conflict of interest between the Company and his other business interests.

Risks Related To Our Industry

Volatility Or Decline In Oil And Natural Gas Prices May Result In Reduced Demand For Our Products And Services Which May Adversely Affect Our Business, Financial Condition And Results Of Operation.

The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

Competition From New And Existing Competitors Within Our Industry Could Have An Adverse Effect On Our Results Of Operations.

The oil and gas industry is highly competitive and fragmented. Our principal competitors include local and international companies capable of competing effectively in our markets; many of which possess substantially greater financial and other resources than we do. Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

Our Results Of Operations May Be Negatively Affected By Sustained Downturns Or Sluggishness In The Economy, Including Reductions In Demand Or Low Levels In The Market Prices Of Commodities, All Of Which Are Beyond Our Control.

Sustained downturns in the economy generally affect the markets in which we operate and negatively influence our operations. Declines in demand for oil and gas as a result of economic downturns may reduce our cash flows, especially if our customers reduce exploration and production activities and, therefore, the use of our products.

Lower demand for oil and gas and lower prices for oil and gas result from multiple factors that affect the markets which consume our products and services:


supply of and demand for energy commodities, including any increases in the production of oil and gas which could saturate the market and negatively affect prices for oil and gas, and as a result the need for our products;


general economic conditions, including downturns in the United States, Canada or other economies which affect energy consumption particularly in which sales to industrial or large commercial customers could negatively affect the demand for oil and gas in general, and as a result the need for our products;  and


federal, state and foreign energy and environmental regulations and legislation, which could make oil and gas exploration more costly, which could in turn drive down demand for oil and gas, and which could in turn reduce the demand for our products and cause our revenues to decrease.

Our Long-Term Financial Condition Is Dependent On The Continued Availability Of Oil And Gas Reserves.

Our business is dependent upon the continued availability of oil production and reserves.  Low prices for oil and gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, and, therefore, demand for our products and services.

Risks Related to Our Financial Condition

There Is Substantial Uncertainty About Our Ability To Continue As A Going Concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Although we have revenues, we continue to require substantial capital to develop our business. Because our activities have been financed from a small group of private investors, we have a concentration of sources of funding. The private investors who loaned us $150,000 include Tyson Rohde ($100,000), Carew Rohde ($25,000) and Drexel Rohde ($25,000), our former Chief Executive Officer (from inception until January 15, 2012), his brother and father, respectively. Failure to receive future capital from our private investors, or to replace that funding with new investment capital, may require us to suspend or cease our activities altogether which could result in the loss of your investment.

We Have Significant Weaknesses In Our System Of Internal Controls That Could Subject Us To Regulatory Scrutiny Or Impair Investor Confidence, Which Could Adversely Affect Our Business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal controls. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we have and may in the future discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will attempt to adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. We may not have the financial or other resources to maintain effective internal control.

Future efforts to bring our system of internal controls into compliance with Section 404 and related regulations will likely require the commitment of significant financial and managerial resources. If we fail in that effort, we could be subject to regulatory scrutiny or suffer a loss of investor confidence, which could adversely affect our business.

Risks Related to Investing in our Business

Because There Is No Trading Market For Our Common Stock, You May Not Be Able To Resell Your Stock.

We intend to apply to have our common stock quoted on the OTCBB. This process takes some time and the application must be made on our behalf by a market maker. Our stock may be quoted or traded only to the extent that there is interest by broker-dealers in acting as a market maker. Despite our best efforts, we may not be able to find any broker/dealers willing to act as market-makers and make quotations on the OTCBB market.

If our common stock becomes quoted and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTCBB is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

Investing In Our Company Is Highly Speculative And Could Result In The Entire Loss Of Your Investment.

Investing in our Company is highly speculative and involves significant risk. Shares should not be purchased by any person who cannot afford to lose their entire investment. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. For this reason, each prospective purchaser of our common stock should read all of our public filings and exhibits carefully and consult with their attorney, business and/or investment advisor.

We May Issue Additional Shares Of Common Stock Or Derivative Securities That Will Dilute The Percentage Ownership Interest Of Our Existing Shareholders And May Dilute The Book Value Per Share Of Our Common Stock And Adversely Affect The Terms On Which The Company May Obtain Additional Capital.

Our authorized capital consists of 100,000,000 shares of common stock. The Board of Directors has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including for the conversion or retirement of debt. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities, such as convertible promissory notes, will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which the Company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of derivative securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our Board of Directors may attempt to use non-cash consideration to satisfy obligations, which would likely consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We Do Not Anticipate Paying Dividends In The Foreseeable Future, So There Will Be Less Ways In Which You Can Make A Gain On Any Investment In Us.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

In The Event That Our Shares Are Traded, They May Trade Under $5.00 Per Share And Thus Will Be A Penny Stock. Trading In Penny Stocks Has Many Restrictions And These Restrictions Could Severely Affect The Price And Liquidity Of Our Shares.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

Financial Industry Regulatory Authority ("FINRA") Sales Practice Requirements May Also Limit Your Ability To Buy And Sell Our Common Stock, Which Could Depress The Price Of Our Shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We Will Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We will incur legal, accounting and other expenses in connection with our future status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our future status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If Our Common Stock Is Not Approved For Quotation On The Over-The-Counter Bulletin Board or OTCQB Market, Our Common Stock May Not Be Publicly-Traded, Which Could Make It Difficult To Sell Shares Of Our Common Stock And/Or Cause The Value Of Our Common Stock To Decline In Value.

In order to have our common stock quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or OTCQB market, which is our current plan, we will need to engage a market maker to file a Form 15c2-11 with FINRA; and clear FINRA comments to obtain a trading symbol. Assuming we clear FINRA comments, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB in approximately one (1) to two (2) months after the effectiveness of our Registration Statement. In the event our Form 15c2-11 is not approved by FINRA for the OTCBB, we plan to file a 15c2-11 to quote our shares of common stock on the OTC Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB, OTCQB and are not cleared for trading on the OTC Pink Sheets, there will be no public market for our common stock and it could be difficult for our shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB, OTCQB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2012, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On July 24, 2012 the Form S-1 was declared effective by the SEC. The offering was priced at $0.01 per share, and the Company intends to raise $75,000 of gross proceeds. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov. No payments for our expenses were made directly or indirectly to (i) any of our Directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Company intends to use the net proceeds from the offering as described in its prospectus filed with the SEC. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

101.INS1	XBRL Instance Document

101.SCH1	XBRL Schema Document

101.CAL1	XBRL Calculation Linkbase Document

101.DEF1	XBRL Definition Linkbase Document

101.LAB1	XBRL Label Linkbase Document

101.PRE1	XBRL Presentation Linkbase Document

* filed herewith

1 Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueFire Equipment Corporation

By:	/s/ William Blackwell
William Blackwell
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  August 20, 2012