Form 10-Q
period 2012-09-30
Bluefire Equipment Corp
filed 2012-11-19
CIK 1547705

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-181444

BlueFire Equipment Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	26-2833179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1113 Vine Street, Suite 125
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

1113 Vine Street, Suite 148
Houston, TX 77002
(Former address of principal executive offices)

Registrant's telephone number, including area code:  (866) 713-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No 

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
Yes ☐       No ☑

There were 16,973,684 shares of the registrant’s common stock issued and outstanding as of November 15, 2012.

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

BLUEFIRE EQUIPMENT CORPORATION

PART 2 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	7

ITEM 1A – RISK FACTORS	7

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 6. EXHIBITS	18

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2012 (Unaudited)	December 31, 2011

CURRENT ASSETS
Cash and Cash Equivalents	$123,937	$112,729
Accounts Receivable	30,267	27,502
Inventory	46,143	57,834
Prepaid Expenses	-	-
Total Current Assets	200,347	198,065

LONG TERM ASSETS
Intellectual Property	38,014	35,634
Intangible Assets	5,625	3,892
Total Long Term Assets	43,639	39,526

TOTAL ASSETS	$243,986	$237,591
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$46,729	$22,546
Notes Payable	40,000	40,000
Advances and accrued interest from related party	163,750	150,000
Total Current Liabilities	250,479	212,546

TOTAL LIABILITIES	250,479	212,546

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 16,973,684 and 9,473,684 shares issued and outstanding, respectively	1,697	947
Additional Paid In Capital	101,801	27,551
Non-Controlling Interest	908	904
Retained Earnings (Deficit)	(110,899)	(4,357)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,493)	25,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,986	$237,591

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Sales Revenue	$30,267	10,164	$60,590	47,700
Service Revenue	-	13,710	4,965	18,933
Lease Revenue	-	2,460	-	28,722
Total Revenues	30,267	26,334	65,555	95,355

COST OF REVENUES
Manufacturing	29,113	24,841	51,765	55,281
Refurbishment	-	-	3,854	1,764
Lease Amortization and Expense	-	6,053	-	13,732
Total Cost of Revenues	29,113	30,894	55,619	70,777

GROSS PROFIT	1,154	(4,560)	9,936	24,578

OPERATING EXPENSES
Selling, General and Administrative	38,539	313	99,277	21,283
Total Operating Expenses	38,539	313	99,277	21,283

OPERATING INCOME (LOSS)	(37,385)	(4,873)	(89,341)	3,295

OTHER EXPENSES
Interest expense	5,725	4,814	17,197	8,672
Total Other Expenses	5,725	4,814	17,197	8,672

CONSOLIDATED NET LOSS	(43,110)	(9,687)	(106,538)	(5,377)
Less: Net Income - Non-Controlling Interest	(1)	(469)	(4)	904
NET LOSS - ATTRIBUTABLE TO BLUEFIRE	(43,109)	(9,218)	(106,534)	(6,281)

NET LOSS	$(43,109)	(9,218)	$(106,534)	(6,281)

NET LOSS PER SHARE:

Common Stock:
Basic Net Loss Per Share	$(0.003)	(0.001)	$(0.006)	(0.001)

Denominator for Basic Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	16,973,684	9,473,684	16,973,684	9,473,684

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated Net Loss	(106,538)	(5,377)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities
Amortization of inventory	-	13,732

Changes in Assets and Liabilities:
Accounts Receivable	(2,765)	1,997
Inventory	11,691	(82,589)
Accrued Interest	13,750	7,500
Accounts Payable and Accrued Expenses	24,184	(665)

NET CASH USED IN OPERATING ACTIVITIES	(59,678)	(65,402)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Intellectual Property	(2,380)	(4,000)
Intangible Assets	(1,734)	(3,892)

NET CASH USED IN INVESTING ACTIVITIES	(4,114)	(7,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	-	40,000
Advances from Related Parties	-	150,000
Contributed Capital	-	17,160
Proceeds from Stock Offering	75,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	207,160

NET INCREASE IN CASH	11,208	133,866

CASH AND CASH EQUIVALENTS, Beginning of Period	112,729	2,643

CASH AND CASH EQUIVALENTS, End of Period	123,937	136,509

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF COMPANY

BlueFire Equipment Corporation (“BFC” or the “Company”) was incorporated in Delaware on June 10, 2008.  The Company has designed and manufactured a proprietary drill bit for use in the exploration and production of oil and gas.  The Company generates revenue from the sale and lease of its products as well as after-sale service and repair. The Company’s corporate headquarters are located in Houston, Texas. In addition to its present product line, the Company intends to develop and commercialize additional products and technologies for the oil and gas industry.

NOTE 2 – GOING CONCERN AND MANAGEMENT PLANS

The Company sustained losses of $106,534 for the nine months ended September 30, 2012, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to its public company reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid. The Company will need to raise capital in the next twelve months in order to remain in business.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations.  There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in the Company’s effective Registration Statement on form S-1/A on July 11, 2012. The accompanying unaudited financial statements are presented on a consolidated basis and include the accounts of BlueFire LLC ("BFLLC"), a joint venture entity 60% owned by BFC.  All material intercompany accounts and transactions have been eliminated.

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

INVENTORY – The Company capitalizes new drill bit inventory at manufacturing costs plus refurbishment costs.  These costs are amortized using industry standards of average refurbishment runs.  The inventory balance is stated net of amortization expense.  Amortization is provided using the straight-line method over the estimated three refurbishment runs.  Amortization expense is charged to Cost of Sales.

ACCOUNTS RECEIVABLE – Accounts receivable are stated at the amount billed to customers.  Accounts receivable are due and payable upon receipt. Accounts are considered past due beyond the standard payment terms.  The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

INTANGIBLE ASSETS – The Company’s policy is to capitalize intellectual property related to the filing and acquisition of internally developed patents.  The patent related expenses, such as legal fees and filing fees related to preparation, defense and filing of patent, are eligible for capitalization. The Company’s intangible assets are stated at cost, less accumulated amortization. Amortization has not started as the value of the Company’s patent issued in January 2012 is immaterial.

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

INCOME TAXES –.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Accounting for Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

REVENUE RECOGNITION – The Company recognizes revenue from the sale, lease, and refurbishment of drill bits.  The criteria for recognition are as follows:

1.	Revenue from sale – recorded at cost when the drill bits have been shipped. The Company had made an agreement with the purchaser to sell bits at cost.
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

NOTE 4 – BLUEFIRE LLC JOINT VENTURE

On March 16, 2011 the Company entered into a joint venture agreement with two non-affiliate parties (the “JV Partners”) to form BlueFire LLC (“BFLLC”) in Oklahoma.  BFLLC was formed to market BlueFire drill bits in North Texas and Oklahoma.  The Company owns 60% of BFLLC and acts as the managing member.  The JV Partners own the remaining 40% and are responsible for the sales and marketing activities of BFLLC.

The Company loaned $60,100 to BFLLC for its initial capitalization.  As the loan is considered to be an intercompany advance, the Company’s consolidated financial statements eliminate the effect of this loan.

The JV Partners funded an additional $40,000 to BFLLC on April 7, 2011.  The interest of the JV Partners is considered to be a Non-Controlling Interest.  The Company’s Consolidated Balance Sheets and Income Statements reflect an adjustment under Non-Controlling Interest to separate the interests of the JV Partners from those of the Company’s shareholders. Sales to a company in which one of our JV Partners is an officer totaled $30,267 and $65,555 for the three and nine months ended September 30, 2012, respectively; and $19,238 and $61,997 for the three and nine months ended 2011, respectively.

NOTE 5 – NOTES PAYABLE TO STOCKHOLDERS

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and Holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.

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

As of September 30, 2012, the total principal and accrued interest due was $163,750 compared to $150,000 as of December 31, 2011.

NOTE 6 – INCOME TAXES

As of November 15, 2012, there is no provision for income taxes, current or deferred.

Deferred tax assets:	2012
Net operating loss carry-forwards	$110,899
Valuation allowance	(110,899)
Net deferred tax asset	$-

During the quarter ended September 30, 2012, the Company had a net operating loss of $43,109.  As of September 30, 2012, the Company had net operating loss carry forwards in the amount of $110,899 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 –COMMON STOCK

On January 15, 2012 the Company granted William Blackwell options to purchase 240,000 shares of common stock in connection with his employment agreement. The options vest at the rate of 10,000 per month and expire if not exercised within three years of the grant date. The exercise price of the options is $1.00. Upon the optionee's termination of employment, the non-vested portion of the options will lapse upon the date of such termination. The Company used a Black-Scholes calculation to value the options grant and determined the value of the grant to be zero.

On May 15, 2012, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). The Form S-1 covered an offering of 7,500,000 shares of the Company’s common stock.  The offering price was $0.01 per share.  On July 24, 2012 the Form S-1 was declared effective by the SEC. In August and September 2012, the Company completed the offering, which was fully-subscribed and raised gross proceeds of $75,000.  200,000 shares of the offering were purchased by a related party.  The Company intends to use the proceeds from the offering for general working capital and administrative expenses. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

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

On March 16, 2011 we entered into a joint venture agreement with two non-affiliate parties to form BlueFire LLC (“BFLLC”) in Oklahoma.  BFLLC was formed to take advantage of drilling opportunities in Oklahoma where our JV partners have industry relationships.  We own 60% of BFLLC and act as the managing member.  The JV Partners own the remaining 40% and are responsible for the sales and marketing activities of BFLLC.

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

Results of Operations

For the three months ended September 30, 2012, compared to the three months ended September 30, 2011

We had revenues of $30,267 for the three months ended September 30, 2012, an increase of $3,933 from the $26,334 in revenues we generated during the three months ended September 30, 2011, which increase was mainly due to higher sales revenue of $20,103, offset by decreases in lease and service revenue, totaling $16,170, associated with less drilling activity from our largest customer.  We had no service or lease revenue for the three months ended September 30, 2012.

We had cost of revenues of $29,113 for the three months ended September 30, 2012, compared to cost of revenues of $30,894 for the three months ended September 30, 2011, a decrease of $1,781 from the prior period. Cost of revenues decreased mainly as a result of a decrease in lease amortization and refurbishment expenses due to the fact that we had no service or lease revenues for the three months ended September 30, 2012.

Selling, general and administrative expenses increased $38,226 to $38,539 for the three months ended September 30, 2012, compared to $313 for the three months ended September 30, 2011, due to accounting and legal expenses associated with becoming a public company and maintaining our public company filings, and an increase in salary for our CEO.

We had interest expense of $5,725 for the three months ended September 30, 2012, compared to $4,814 for the three months ended September 30, 2011, an increase of $911 from the prior period.

We had a net loss of $43,109 for the three months ended September 30, 2012, an increase of $33,891 from net loss of $9,218 for the three months ended September 30, 2011. The primary reason for the increase in net loss was the increase in selling, general and administrative expenses for the period compared to the prior period, partially offset by the increase in revenues.

For the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011

We had revenues of $65,555 for the nine months ended September 30, 2012, a decrease of $29,800 from the $95,355 in revenues we generated during the nine months ended September 30, 2011, which decrease was mainly due to a $12,890 decrease in sales revenue and a decrease of $28,722 in lease revenue associated with less drilling activity.  We had no lease revenue for the nine months ended September 30, 2012.

We had cost of revenues of $55,619 for the nine months ended September 30, 2012, compared to cost of revenues of $70,777 for the nine months ended September 30, 2011, a decrease of $15,158 from the prior period. Cost of revenues decreased mainly as a result of a $3,516 decrease in manufacturing cost of revenues associated with the decrease in sales and a $13,732 decrease in lease amortization and expenses due to the fact that we had no lease revenues for the nine months ended September 30, 2012.

Selling, general and administrative expenses increased $77,994 to $99,277 for the nine months ended September 30, 2012, compared to $21,283 for the nine months ended September 30, 2011, due to accounting and legal expenses associated with becoming a public company and maintaining our public company filings, and an increase in salary for our CEO.

We had interest expense of $17,197 for the nine months ended September 30, 2012, compared to $8,672 for the nine months ended September 30, 2011, an increase of $8,525 from the prior period.

We had a net loss of $106,534 for the nine months ended September 30, 2012, a decrease of $100,253 from a net loss of $6,281 for the nine months ended September 30, 2011. The primary reason for the increase in net loss was the reduction in revenues and the increase in selling, general and administrative expenses compared to the prior period, partially offset by the decrease in cost of revenues.

Liquidity and Capital Resources

We had total assets of $243,986 as of September 30, 2012, which included $200,347 of current assets including $123,937 of cash and cash equivalents, $30,267 of accounts receivable, and $46,143 of inventory, and $43,639 of long term assets.

We had total liabilities of $250,479 as of September 30, 2012 which were all current liabilities, which included $46,729 of accounts payable and accrued liabilities, $40,000 of note payable and $163,750 of advances and accrued interest from related party described in greater detail below under “Promissory Notes”.

As of September 30, 2012, we had a working capital deficit of $50,132 and a total retained deficit of $110,899.

Cash flows from Operating Activities

For the nine months ended September 30, 2012, the Company used cash of $59,678 in operating activities as compared to using cash from operating activities of $65,402 for the nine months ended September 30, 2011. The use of cash for operating activities is predominantly attributed to the Company's net loss for the period.

Cash flows used in Investing Activities

For the nine months ended September 30, 2012, the Company used cash of $4,114 in investing activities. The Company used $1,734 on its intangible assets and $2,380 on intellectual property associated with responding to office actions from the United States Patent and Trademark Office as compared to $7,892 of cash used in investing activities for the nine months ended September 30, 2011, which was due to $4,000 of investment in intellectual property and $3,892 of intangible assets.

Cash flows from Financing Activities

For the nine months ended September 30, 2012, the Company had net cash provided from financing activities of $75,000 from the sale of common stock (as described below), as compared to $207,160 of net cash provided from financing activities for the nine months ended September 30, 2011, which consisted of $40,000 from notes payable, $150,000 of advances from related parties and $17,160 of contributed capital.

Capital Requirements

In August and September 2012, we raised $75,000 through the sale of 7,500,000 shares of our common stock at a price of $0.01 per share pursuant to our Form S-1 Registration Statement. We anticipate needing a minimum of $250,000 for Phase One and an additional $500,000 for Phase Two of our planned development plan, totaling $675,000, when taking into account the $75,000 previously raised, in order to effectively execute our business plan over the next twenty-four months, which does not include amounts owed on the promissory notes, described below. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

The current funds available to us will be sufficient to continue maintaining a reporting status and limited operations for 24 months. However, in order to be successful in fully implementing our business plan, and repay the notes, described below, we will require additional capital.

On April 1, 2011, we signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and the holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.

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

As of September 30, 2012, the total principal and accrued interest due on the notes was $163,750 compared to $150,000 as of December 31, 2011.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4:	CONTROLS AND PROCEDURES

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A: RISK FACTORS

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-Q and our Registration Statement on Form S-1A, filed with the Securities and Exchange Commission on July 11, 2012.

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

We Will Need To Raise Additional Capital To Continue Our Business Operations.

We need to raise an additional $675,000 to implement our business plan over the next 24 months, which does not include amounts owed on our outstanding promissory notes, described below. As of September 30, 2012, we had $123,937 of cash on hand. If we are unable to obtain additional financing, our future growth, if any, could be impaired.  If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing any investment in us to become worthless.  Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

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

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

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

Dome Capital LLC owns 53% Of The Outstanding Shares of Common Stock, And Controls The Board of Directors of the Company. Investors May Find That Its Decisions Are Contrary To Their Interests And You Should Not Purchase Shares Unless You Are Willing To Entrust All Aspects Of Management To Our Largest Shareholder or Its Successors.

As of November 15, 2012, Dome Capital, LLC owns 9,000,000 shares of common stock representing 53% of our outstanding common stock. As such, Dome Capital LLC will control who serves as Directors of the Company and subsequently who serves as officers of the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Its interests may differ from the interests of other stockholders.

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

As of the date of this filing, we have no employees other than Mr. Blackwell, our Chief Executive Officer and sole Director, who currently devotes approximately 40 hours per week to our business. Mr. Blackwell also serves as an officer and Director of various other companies which undertake oil and gas exploration and production and related activities which may limit the amount of time Mr. Blackwell is able to spend on Company matters. Mr. Blackwell is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Although Mr. Blackwell is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Blackwell to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements.  Due to the above, Mr. Blackwell may face a conflict of interest between the Company and his other business interests.

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

Risks Related to Investing in our Business

Because There Is No Trading Market For Our Common Stock, You May Not Be Able To Resell Your Stock.

We intend to apply to have our common stock quoted on the OTCBB. This process takes some time and the application must be made on our behalf by a market maker (which process the Company has begun to date). Our stock may be quoted or traded only to the extent that there is interest by broker-dealers in acting as a market maker. Despite our best efforts, we may not be able to find any broker/dealers willing to act as market-makers and make quotations on the OTCBB market.

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

We have recently engaged a market maker to file a Form 15c2-11 with FINRA in order to have our common stock quoted on the Over-The-Counter Bulletin Board (“OTCBB”); and we must clear FINRA comments to obtain a trading symbol. Assuming we clear FINRA comments, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB in approximately one (1) to two (2) months. In the event our Form 15c2-11 is not approved by FINRA for the OTCBB, we plan to file a 15c2-11 to quote our shares of common stock on the OTC Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB, OTCQB and are not cleared for trading on the OTC Pink Sheets, there will be no public market for our common stock and it could be difficult for our shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB, OTCQB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During August and September 2012, the Company sold 7,500,000 shares of common stock and raised $75,000 in gross proceeds pursuant to the offering described in its Form S-1 Registration Statement (File Number: 333-181444) filed with the SEC on July 11, 2012 and declared effective on July 24, 2012. The offering was priced at $0.01 per share. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov. No payments for our expenses were made directly or indirectly to (i) any of our Directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Company intends to use the net proceeds from the offering as described in its prospectus filed with the SEC. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

101.INS1	XBRL Instance Document

101.SCH1	XBRL Schema Document

101.CAL1	XBRL Calculation Linkbase Document

101.DEF1	XBRL Definition Linkbase Document

101.LAB1	XBRL Label Linkbase Document

101.PRE1	XBRL Presentation Linkbase Document

*Filed herewith.

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

Date:  November 19, 2012