Form 10-K
period 2012-12-31
Bluefire Equipment Corp
filed 2013-03-26
CIK 1547705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-181444

BlueFire Equipment Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	26-2833179
(State or Other Jurisdiction	(IRS Employer Identification #)
of Organization)

1113 Vine Street, Suite 125
Houston, Texas 77002
(Address of principal executive offices)

Registrant's telephone number, including area code: (866) 713-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2013 was $0 as there was no public market for the registrant’s common stock as of March 26, 2013.

The number of shares of the registrant’s common stock outstanding as of March 26, 2013: 16,973,684.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to BlueFire Equipment Corporation.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

PART 1

Item 1.  Business

BlueFire Equipment Corporation (“BFC”) was incorporated in the state of Delaware on June 10, 2008, with a fiscal year end of December 31.  We are focused on developing proprietary technologies for use in the oil and gas production industry.  We have developed and tested our proprietary Polycrystalline Diamond Cutter (“PDC”) drill bit and completed more than 20 drilling runs for customers in Oklahoma and West Texas.

On March 16, 2011 we entered into a joint venture agreement with two non-affiliates (the “JV Partners”) to form BlueFire LLC (“BFLLC”) in Oklahoma.  On December 31, 2012, the members of BFLLC unanimously agreed to dissolve the joint venture to pursue other business interests. We owned 60% of BFLLC and acted as the managing member.  The JV Partners owned the remaining 40% (20% each) and were responsible for the sales and marketing activities of BFLLC. The Company loaned $60,100 to BFLLC for its initial capitalization and the JV Partners funded an additional $40,000 to BFLLC during 2011.

As part of the dissolution of BFLLC, the cash then remaining in its bank accounts was distributed pro rata to the members of BFLLC, and the Company received a total of $52,600 in connection with the dissolution.  BFLLC was dissolved as of December 31, 2012.  Therefore, the accounts of BFLLC have been shown as discontinued operations in the financial statements.

On February 20, 2013, we entered into an agreement with Groupo Sierra Alta, S.A.S. (“GSA”), a Colombian company to create a Colombian corporation (“BFCC”) to market our products in Columbia. Under the terms of the agreement, we are to own 51% of the outstanding stock of BFCC. Additionally, we will loan BFCC $50,000 for working capital. BFCC will purchase our PDC drill bits at our cost and pay all shipping fees, logistics costs, nationalization charges, customs duties, insurance taxes and tariffs and all other costs associated with transportation of our drill bits from Houston, Texas to customers in Columbia.

We anticipate that our product offerings will initially include various different sizes of PDC drill bits, with a focus on bits that range from 4-1/8 inches to 12-3/4 inches in diameter.  We intend to develop a wholesale oilfield equipment business that offers multiple lines of products to both contract drilling companies and oil and gas companies.  We expect our business plan to require at least three years of development before we have fully diversified product lines.  Until that time, and as we are developing business segments, we will have concentrations in certain areas.

As of the date of this annual report, all of our operations reside in the lease, sale and refurbishment of PDC drill bits.  Provided that our business obtains additional financing, we intend to diversify our product mix to add other equipment that can be used in the drilling and completion of oil and gas wells.

We will endeavor to identify and fund the most economically viable projects that have the potential to provide the highest returns to our stakeholders for a given level of risk.  We need to raise approximately $675,000 to implement our business plan over the next 24 months.  Our present capitalization is insufficient to fully implement our sales and marketing efforts.

The oil and gas industry is highly competitive and always changing.  As the worldwide demand for energy continues to increase there is ample potential for growth; however, there are a growing number of competitors offering similar products to those that we offer.  A more established competitor could drive down the profit margin sufficiently and make it extremely difficult for us to be profitable.

Our Technology

New developments in technology have led to drill bits that can drill far faster and deeper than early designs. However, limitations still remain with the drill bits that are being used today. One of the greatest limiting factors in modern drill bits is their inability to withstand high levels of stresses for extended periods of time without wearing out. Our team has applied its expertise to address this problem and we believe that our design represents a potential paradigm shift in improved drill bit technology.

Conventional drill bits wear out because of high levels of heat and friction. Existing lubrication systems are designed to cool the drill bit and remove filings from the contact point where the drill bit meets the drilling surface. But many of these designs are somewhat ineffective in the sense that the lubrication is applied in a general manner and the result is an uneven distribution of drilling fluids on the contact point. Our design, however, directly lubricates the points of contact where the cutters meet the drilling surface.

The key to our bit design is that it uses extremely high powered jet streams to directly lubricate the cutters of the drill bit. Using high pressure jet streams to deliver the drilling fluid to the contact point has several distinct advantages. First, by delivering drilling fluid directly to the teeth of the drill bit via a high pressure and velocity jet stream, the heat transfer from the teeth to the mud is increased compared to conventional designs.  Second, friction as well as the temperature of the PDC cutting edge have been reduced, leading to more effective drilling and potentially increased longevity for the drill bit itself.  Our design delivers fresh lubricants directly to the point of contact that help to prevent the bit from overheating.

Furthermore, the high pressure jet flow also acts as an additional shearing mechanism that pulverizes material in conjunction with the teeth. High pressure jet streams are extremely powerful and have also been used in other applications to cut steel. We have also observed that our jets lighten the workload for the teeth.

Finally, because our design delivers fresh lubricants directly to the contact point, the enhanced flow facilitates the removal of free particles and filings from the contact point and sends them back up the hole. This is important so that the teeth of the drill bit are expending work on new surfaces and not grinding away on rock or shale that has already been cut but is still sitting in the bottom of the hole.

OUR PRODUCTS

We currently sell and lease PDC drill bits to drilling contractors and oil and gas companies. We presently have an inventory of PDC drill bits that are 7-7/8 and 8-3/4 inches in diameter.  PDC drill bits are the most common type of drill bit used for drilling oil and gas wells. We outsource the manufacturing and warehousing of our drill bits to Tercel Oilfield Products located in Houston, Texas.

Images of our PDC drill bits.

Below are specification sheets that detail the attributes of our products:

TYPICAL TECHNICAL SPECIFICATIONS

	7-7/8 Inches	8-3/4 Inches
Design Specifications
Body Material	Matrix	Matrix
Number of Primary Cutters	24	30
Diamond Table Thickness	2 millimeters (mm)	2mm
Number of Blades	6	6
Gauge Cutters	12	12
Gauge Length	2"	2"
Number of Ports	12	12
API Pin Connection	4-1/2"	4-1/2"
Length	14-1/2"	14-1/2"
Operating Parameters
RPM Range	50-200	50-200
Weight on Bit	2-18 thousand lbs.	2-18 thousand lbs.
Flow Rate	250-500 gallons per minute (gpm.)	250-500 gpm.
Make up Torque	14-18 thousand (k) foot pounds (ft/lbs.)	14-18k ft/lbs.

OUR OPERATIONS

Our day-to-day operations are run from our offices at 1113 Vine Street, Suite 125, Houston, Texas 77002.  We utilize the warehouse of our contracted manufacturer, Tercel Oilfield Products, to store the majority of our inventory. The average sales price of our products ranges from $20,000 to $30,000 per unit. We currently purchase our entire inventory from one supplier, which creates a risk to our business in the event that they implement price increases, lower the quality of our products, or decide not to sell to us.

We do not currently have any agreements in place with our customers or supplier providing assurances that they will continue to purchase and sell products to us, respectively. There can be no guarantee that we will be able to secure such agreements or that we will be able to do so on terms favorable to us.

We have conducted early stage operations to date and anticipate expanding our business provided that we are able to raise additional capital. We will not have the necessary capital to implement our complete business plan until we are able to secure adequate financing. We anticipate that we will require total financing of $675,000, in order to execute our business plan over a 24-month period. There can be no assurance that such financing will be available or available on suitable terms. Please see "Risk Factors" elsewhere in this filing for a full discussion on this potential business risk.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. Although we have been conducting limited operations, we have been issued a going concern opinion from our auditors. We have limited liquidity and capital resources and will likely rely upon future equity and debt transactions to fund our operations and growth plans.

Business Plan Implementation Schedule

We have generated revenues and cash flow from our operations; however we will be unable to establish the remainder of our business plan until we are able to secure total financing of approximately $675,000. However, there can be no assurance that sufficient financing will be available or available on suitable terms. We have not established a schedule for the completion of specific tasks or milestones contained in our business plan. Virtually all aspects of our business plan are scalable in terms of size, quality, and effectiveness, and the timing of their execution must be concurrent or near concurrent to manage potential growth. We anticipate that we will require a total of $675,000 in order to begin to grow our business into a diversified energy company within a 24-month period.

BUSINESS STRATEGY

Our strategy is to continue to operate and grow our drill bit sale, service and leasing segments while developing additional product lines of equipment to be used in oil and gas exploration and production. Although the order in which we diversify our product lines is dependent upon available funding, prevailing market conditions and specific business opportunities, our ultimate goal remains consistent in the creation of an equipment business that provides diversified products and growth opportunities to our stakeholders.

We intend to grow our PDC drill bit business segment by focusing on our regional sales and marketing efforts. We plan to hire additional sales professionals to assist in market penetration through warm and cold sales calls to potential buyers of our products. In addition, we anticipate developing additional business segments to vertically integrate the supply chain to include the manufacture and sales and of other oilfield equipment. In doing so, we hope to reduce the cost and/or increase our profit margins on our products to the end consumer by managing each phase of value added to our products.

We do not anticipate all of these business segments to be operational until at least three years from the date of this filing, funding permitting. There is also no guarantee that we will ever be able to effectively execute our business plan of operating a diversified oilfield equipment business. Therefore, potential investors should focus their investment analysis and decision upon the current PDC drill bit operations.

SALES AND MARKETING STRATEGY

We plan to increase our revenues from sales from regional business-to-business sales and marketing efforts. We plan to visit the primary, regional drilling contractors and oil and gas companies, and provide literature along with drilling data that supports our value proposition.

We intend to market, sell and distribute our PDC drill bits through attendance at industry trade shows, advertising in trade publications, direct sales to drillers and operators (via sales representatives), and through our website. Our web address is www.bluefireequipment.com. Our website is not intended to be an e-commerce website, but rather its purpose is to provide information to potential customers about our Company and products so that they may request a quote.

CHARACTERISTICS AND MAKE UP OF TARGET MARKET

The initial market area targeted is the Southwest United States. However, we intend to obtain more national exposure through our website, trade magazines, advertising, and attending National/Regional Shows.

Although the focus of our target market will be in Texas, Oklahoma and Louisiana, we have the ability to sell our products to anyone that is interested in buying them.  Our products can be shipped to any location in the world. Over the past 20 years, PDC drill bits have steadily increased in use throughout oil and gas drilling operations in the United States.

PDC drill bits are also the preferred technology in many of the new domestic shale discoveries such as the Marcellus Shale, Fayetteville Shale, Bakken Shale, Eagle Ford Shale, and the Barnett Shale. We plan to specifically target drillers and oil and gas operators who are located in our region, and who are poised for growth in these new areas. As the long-term demand for oil and gas increases, the demand for drilling equipment, such as our products, is also expected to increase.

BRAND RECOGNITION AND CHARACTERISTICS

The PDC drill bit market is characterized by many participants that offer very similar products. Most PDC drill bit suppliers focus on research and development in efforts to create a superior product. However, despite these efforts, the industry remains highly commoditized. Therefore, our strategy is to brand our products such that we emphasize the technological benefits of our PDC drill bit designs.

COMPETITION

Although this industry operates in a highly specialized niche, competition for business is intense. A list of the primary drill bit manufacturing companies include:

•	Smith Bits

•	Halliburton

•	Varel

•	Reed

In addition to the above, there are other small regional competitors.

EMPLOYEES and EMPLOYMENT AGREEMENTS

As of the date of this filing, we have no employees other than Mr. Blackwell, our sole officer and Director. Mr. Blackwell typically works 40 hours per week. On January 15, 2012, we executed an employment agreement with Mr. Blackwell as our Chief Executive Officer.  A summary of the terms of Mr. Blackwell’s employment agreement can be found in the Executive Compensation section herein.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in our development and execution.

GOVERNMENT REGULATIONS

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations in the PDC drill bit market. We are subject to the laws and regulations of those jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Intellectual Property

Intellectual Property – Internally Developed

The Company's policy is to capitalize intellectual property related to the filing of internally developed patents where appropriate.

Patent related expenses that are eligible for capitalization include:

•	Legal fees related to the preparation and filing of a patent application;

•	Legal fees related to the defense of a patent or patent application; and

•	Filing fees related to the filing of a patent application.

Intellectual property for internally developed patents will be capitalized only in the above circumstances.

Capitalized intellectual property that is internally developed shall be amortized over the life of the patent, beginning on the grant date.

The Company has two active patent filings relating to its proprietary PDC dill bit technology. One of the patents has been issued and the remaining patent is under review by the United States Patent and Trademark Office. Per the Company’s policies on the capitalization of intellectual property, the Company carries a long-term asset of $38,006 relating to its patent applications. The table below provides material information related to our patents.

Filing Number	Status	Description
12/509,202	Patent Issued on January 24, 2012 as US Patent 8,100,201.
The patent claims a rotary drill bit and method of drilling a hole with a bit, including a manifold for receiving fluid flow and outputting flow to a plurality of nozzles and to respective cutting elements. This patent is valid until January 2030.

12/833,413	Currently under review by the US Patent Office.

On July 9, 2010, the Company filed an improvement application that disclosed improvements in the Company's drill bit and method using a plurality of flow lines to a corresponding plurality of discharge ports.  The application is currently under review by the examiner at the US Patent Office.

Research and Development

We do not currently have any research and development activities in progress. We anticipate producing other sizes of PDC drill bits. If and when we are able to do this, engineering design development will be employed to scale up our present PDC drill bit design. However, as of the date of this filing, we have no plans to pursue pure research and development activities at any point in the future.

Reports to Security Holders

Any member of the public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-K.

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

We Will Need To Raise Additional Capital To Continue Our Business Operations.

We need to raise an additional $675,000 to implement our business plan over the next 24 months. As of December 31, 2012, we had $44,304 cash on hand. If we are unable to obtain additional financing, our future growth, if any, could be impaired.  If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing any investment in us to become worthless.  Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

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

Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of the Company's financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

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

We Are A New Company With A Limited Operating History And We Face A High Risk Of Business Failure Which Would Result In The Loss Of Your Investment.

We are an early stage company formed recently to carry out the activities described in this Form 10-K filing and thus have only a limited operating history upon which an evaluation of our prospects can be made. We were incorporated on June 10, 2008, and to date have been involved primarily in the development of our business plan and early-stage operations. Because we have a limited operating history there is little internal or industry-based historical financial data upon which to estimate our planned operating expenses.

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

An investment in our Company is characterized by a high degree of risk. Investors should take caution when considering our net losses, negative operating cash flow, accumulated deficit, and lengthy development cycle. Our current operations reside entirely in the sale and leasing of PDC drill bits, a primary component used to drill oil and gas wells. We intend to diversify our product lines to provide more stability to our operations. Although we believe that future capital investments in other product lines will ultimately generate additional revenues for the Company, there can be no assurance that we will be able to effectively acquire or develop these products or that they will be profitable.

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

As of the date of this filing, Dome Capital, LLC owns 9,000,000 shares of common stock representing 53% of our outstanding common stock. As such, Dome Capital LLC will control who serves as Directors of the Company and subsequently who serves as officers of the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Its interests may differ from the interests of other stockholders.

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

A Significant Or Prolonged Economic Downturn Could Have A Material Adverse Effect On Our Results Of Operations.

Our results of operations will be affected by the level of business activity of our customers and future customers, which in turn will be affected by the level of economic activity in the customer segments, industries and markets that they serve. A decline in the level of business activity of our customers could have a material adverse effect on our revenues.  Future economic conditions could cause customers to reduce or defer their expenditures for our products, which could cause a material adverse effect on our revenues and results of operations.

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

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected.

We plan to rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights, including those described above under “Intellectual Property.” The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services.

Our Sole Officer And Director May Face Conflicts Of Interest Associated With His Commitment To The Company And His Other Activities Outside Of The Company.

As of the date of this Form 10-K filing, we have no employees, other than Mr. Blackwell, our Chief Executive Officer and sole Director, who currently devotes approximately 40 hours per week to our business. Mr. Blackwell also serves as an officer and Director of various other companies which undertake oil and gas exploration and production and related activities (as described in greater detail below under “Directors and Executive Officers”) which may limit the amount of time Mr. Blackwell is able to spend on Company matters. Mr. Blackwell is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Although Mr. Blackwell is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Blackwell to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements.  Due to the above, Mr. Blackwell may face a conflict of interest between the Company and his other business interests.

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

Risks Related to Investing in our Business

Because There Is No Trading Market For Our Common Stock, You May Not Be Able To Resell Your Stock.

While our common stock was approved for quotation on the OTCBB under the symbol “BLFR” on January 9, 2013, none of our shares have traded to date and there is no public market for our common stock.

If a market for our stock develops in the future, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

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

In The Event That Our Shares Are Publicly Traded, They May Trade Under $5.00 Per Share And Thus Will Be A Penny Stock. Trading In Penny Stocks Has Many Restrictions And These Restrictions Could Severely Affect The Price And Liquidity Of Our Shares.

In the event that our shares are publicly traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing has and may continue to reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our future status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2.  Properties

We maintain our business office at 1113 Vine Street, Suite 125, Houston, Texas 77002. Our telephone number is (866) 713-3700.  We entered into a Part-Time Rental Agreement for our business office with Vine Street Studios on February 1, 2012.  The material terms of the lease agreement are as follows:

1)	The agreement with Vince Street Studios commenced on February 1, 2012, and continues thereafter on a month-to-month basis.

2)	We paid an $80 deposit to commence the lease agreement.

3)	Monthly rent of $80 is due in advance on the first day of each month.

4)
Vince Street Studios services provided to the Company include secretarial services, use of conference rooms, email, internet, copying and printing, mail forwarding, and are subject to change at Vine Street's discretion.

5)	The lease may be terminated at any time by either party with one month's written notice.

6)	We agreed to indemnify Vine Street against any loss or damage of information or data.

Item 3.  Legal Proceedings

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “BLFR” since January 9, 2013, however, no trades in our common stock have occurred to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Holders

As of the date of this filing, we had 32 shareholders of record and 16,973,684 shares of common stock issued and outstanding. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name, although at this point we do not believe that there are any street name holders of our stock.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	3,240,000 (1)	$0.17	-
Equity compensation plans not approved by the security holders	-	-	-
Total	3,240,000		-

(1) 240,000 stock options were issued to Bill Blackwell on January 15, 2012.  As of the date of this filing, 140,000 stock options have vested and are available for exercise at $1.00 per share.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an early stage company, incorporated in the State of Delaware on June 10, 2008, as a for-profit company, and an established fiscal year of December 31. Although we have generated revenues from business operations, our auditor has issued a going concern opinion; this means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills.

Accordingly, we must raise cash from sources other than loans we undertake. From inception through the date of this filing, our business operations have been focused on selling and leasing PDC drill bits. While we have generated revenue from business operations, most of the cash currently held by us is the result of the issuance of $150,000 of debt and $50,000 of advances to private investors that must be repaid.

On March 16, 2011 we entered into a joint venture agreement with two non-affiliates (the “JV Partners”) to form BlueFire LLC (“BFLLC”) in Oklahoma.  On December 31, 2012, the members of BFLLC unanimously agreed to dissolve the joint venture to pursue other business interests. We owned 60% of BFLLC and acted as the managing member.  The JV Partners owned the remaining 40% (20% each) and were responsible for the sales and marketing activities of BFLLC. The Company loaned $60,100 to BFLLC for its initial capitalization and the JV Partners funded an additional $40,000 to BFLLC during 2011.

As part of the dissolution of BFLLC, the cash then remaining in its bank accounts was distributed pro rata to the members of BFLLC, and the Company received a total of $52,600 in connection with the dissolution.  BFLLC was dissolved as of December 31, 2012.  Therefore, the accounts of BFLLC have been shown as discontinued operations in the financial statements.

If we are unable to raise additional monies, we only have enough capital to support our operations until approximately December, 2014.

Plan of Operations

We believe we must raise an additional $675,000 to pay for expenses associated with our development over the next 24 months. $175,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $500,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

PHASE ONE

	PROJECTED
	DATE OF	ESTIMATED
ANTICIPATED MILESTONES	COMPLETION	BUDGET $
	0-12 MONTHS
Purchase additional inventory		100,000

Initiate sales and marketing efforts		40,000

Hire sales representatives		60,000

Additional working capital		50,000

TOTAL PHASE ONE		$250,000

PHASE TWO

	PROJECTED
	TIME TO	ESTIMATED
ANTICIPATED MILESTONES	COMPLETION	BUDGET $
	12-24 MONTHS
INVENTORY Purchase additional inventory		200,000

MARKETING & SALES Complete Sales Literature, Displays, Advertising		80,000

MANAGEMENT & ADMINISTRATION Consultants, Operational CFO, and Sales Employees		120,000

ADDITIONAL WORKING CAPITAL		100,000

TOTAL PHASE TWO		$500,000

TOTAL PHASE ONE & TWO		$750,000	*

Many of the developments enumerated in Phase 2 are dependent on the completion of objectives in Phase 1 and both Phases are dependent on us securing additional financing. If we are able to raise some, but not all funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently.

If we are unable to raise additional funds we will not be able to complete any of the milestones in either Phase 1 or Phase 2. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and Director in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

For the year ended December 31, 2012.

We had revenues of $51,328 for the year ended December 31, 2012, a decrease of $21,335 from the $72,663 in revenues we generated during the previous year.  This decrease was principally due to a lack of lease revenue associated with less drilling activity and reclassification of revenues to discontinued operations associated with our now-dissolved subsidiary, BlueFire, LLC.

We had cost of revenues of $47,251 for the year ended December 31, 2012, compared to cost of revenues of $47,428 for the previous year.  The lower margins during the year ended December 31, 2012 were a result of the fact that our drill bit sales during the period were sales of predominantly refurbished bits whose sales margins are lower.

Selling, general and administrative expenses increased to $145,838 for the year ended December 31, 2012, compared to $22,591 for the previous year, due to accounting and legal expenses associated with becoming a public company, and an increase in salary for our CEO.

We had interest expense of $22,889 for the year ended December 31, 2012, compared to $14,430 for the previous year.  The increase is due to higher debt levels.

We had a net loss of $167,579 for the year ended December 31, 2012, versus a net loss of $10,430 in the previous year. The primary reason for the increase in net loss was the reduction in revenues and the increase in selling, general and administrative expenses compared to the prior period.

Liquidity and Capital Resources

We had total assets of $146,080 as of December 31, 2012, which included $108,074 of current assets including $44,304 of cash and cash equivalents, $30,267 of accounts receivable, and $33,503 of inventory.  We had $38,006 of long term assets at their net carrying values which consists of our patents for our drill bits.

We had total liabilities of $221,978 as of December 31, 2012, which included $21,978 of accounts payable and accrued liabilities, $200,000 of notes payable and advances described in greater detail below under “Promissory Notes”.

As of December 31, 2012, we had a working capital deficit of $113,904 and a total retained deficit of $171,032.

Cash flows from Operating Activities

For the year ended December 31, 2012, the Company used cash of $154,354 in operating activities as compared to using cash from operating activities of $64,131 for the year ended December 31, 2011. The use of cash for operating activities is predominantly attributed to the Company's net loss for the period.

Cash flows used in Investing Activities

For the year ended December 31, 2012, the Company used cash of $4,005 in investing activities associated with responding to office actions from the United States Patent and Trademark Office as compared to $17,943 of cash used in investing activities for the year ended December 31, 2011, which was due to $14,051 of investment in intellectual property and $3,892 of intangible assets.

Cash flows from Financing Activities

For the year ended December 31, 2012, the Company had net cash provided from financing activities of $89,934 compared to $192,160 of net cash provided from financing activities for the year ended December 31, 2011.

Capital Requirements

In August and September of 2012, we raised $75,000 through the sale of 7,500,000 shares of our common stock at a price of $0.01 per share pursuant to our Form S-1 Registration Statement. We anticipate needing a minimum of $250,000 for Phase One and an additional $500,000 for Phase Two of our planned development plan, less the $75,000 already raised, totaling $675,000 in order to effectively execute our business plan over the next twenty-four months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data

Our financial statements for the years ended December 31, 2012 and 2011, and the reports thereon of McConnell & Jones, LLP are included following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our chief executive officer and chief financial officer, William Blackwell, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, Mr. Blackwell concluded that as of December 31, 2012 our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Presuming that the Company is able to raise adequate capital for its needs (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of estimated capital requirements), management will endeavor to take the necessary steps to correct deficiencies over the next six months including deploying an adequate system of internal controls and bringing on one or more contractors with the expertise to help in the accounting and reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table sets forth the name and age of our current officer and Director.  Our Board of Directors appoints our executive officers.  Our Director will serve until the earlier occurrence of the election of his successor at the next meeting of stockholders, death, resignation or removal by the majority consent of our shareholders.

Name	Age	Positions

William Blackwell	77	Chief Executive Officer, President, and Sole Director

William Blackwell, age 77, Chief Executive Officer, President, and Sole Director

In 2010 Mr. Blackwell became a Director of Bluefire Equipment Corporation during its early stage of development, and was elected to his current position in January 2012.

Mr. Blackwell brings over forty years of international experience in the Petroleum, Mining, and Financial business sectors having worked and lived in the United Kingdom, Europe, South America, Australia, and the United States of America.

Mr. Blackwell has held senior management positions in companies engaged in the petroleum industry, banking-commercial/merchant/investment banking, and mining companies operating internationally such as: Core Laboratories International S.A. – Manager South America; American Overseas Petroleum (JV Chevron/Texaco) - Senior Reservoir Engineer; The Rockefeller Family & Associates - VP & D; JP Morgan –VP; European Banking Company Limited (UK & Australia) - MD & D; AMRO Bank Australia - D; Elders Resources North America - President & D; Great Western Drilling Company - President & D; Davis Oil Company – VP; and Reading and Bates Drilling Company - D; and other private oil and gas companies.

During his career, he has been responsible for developing oil and gas E&P projects, mining projects (coal, copper, diamonds, iron, gold, uranium, lithium, and other industrial minerals), chemical processing plants, LNG projects and transportation (consultant to Euro Tunnel), onshore/offshore oil/gas pipelines, rail (London Underground), and new aircraft technology systems (Gulfstream America).

Mr. Blackwell graduated from The University of Texas in Austin, Texas with a Bachelor of Science - Petroleum Engineering Degree (and majors in math, chemistry, physics and geology). He is a Legend Member of the National Society of Professional Engineers, Texas Society of Professional Engineers, Associate Member of the American Association of Petroleum Geologists and a Licensed Professional Engineer in Texas.

Qualifications as Director:

The Company believes that Mr. Blackwell’s 40 plus years of experience in the oil and gas industry make him an extremely valuable member of our Board of Directors.

Involvement in Certain Legal Proceedings

Our sole Director and executive officer has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

CONFLICTS OF INTEREST

As of the date of this filing, we have no employees, other than Mr. Blackwell, who currently devotes approximately 40 hours per week to our business as required from time to time.

Mr. Blackwell is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses.

Although Mr. Blackwell is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Blackwell to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements unless we have sufficient resources to compensate him for any lost income from his private business.

In general, officers and Directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation's line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

COMMITTEES OF THE BOARD OF DIRECTORS

Our sole Director has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our sole Director. Because we do not have any independent Directors, our sole Director believes that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any Director candidates that may be recommended by our stockholders, including the minimum qualifications for Director candidates, nor has our sole Director established a process for identifying and evaluating Director nominees. We have not adopted a policy regarding the handling of any potential recommendation of Director candidates by our stockholders, including the procedures to be followed. Our sole Director has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of Directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional Directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of Director nominees.

Our sole Director is not an "audit committee financial expert" within the meaning of Item 407(d) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements;

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•	understands internal controls over financial reporting; and

•	understands audit committee functions.

Our Board of Directors is comprised solely of Mr. Blackwell who was integral to our development and who is involved in our day to day operations. While we would prefer to have an audit committee financial expert on our Board of Directors, Mr. Blackwell does not have a professional background in finance or accounting. He does however have considerable education in finance. As with most small, early stage companies, until such time as our Company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent Directors. When the Company is able to expand its Board of Directors to include one or more independent Directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent Directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" Directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of Directors and hold office until removed by the board of Directors.

There are no agreements or understandings for any Director or officer to resign at the request of another person and none of the Directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each Director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

On April 27, 2012, we adopted a Code of Business Conduct and Ethics.

Item 11.  Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and sole Director for the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position	Title	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	All other Compensation ($)	Total ($)

William Blackwell	CEO, President and Director	2012	$80,000	-	-	--	-	$80,000
		2011	--	--	--	--	--	--

Tyson Rohde	CEO, President, Chairman (Former)	2012	--	--	--	--	--	--
		2011	--	--	--	--	$15,000(4)	$15,000

(1)
On January 15, 2012, Mr. Tyson Rohde resigned as our Chief Executive Officer, President and Chairman and Mr. William Blackwell was appointed as our Chief Executive Officer.  No compensation was paid to Mr. Rohde during the year ended December 31, 2012 or to Mr. Blackwell during the year ended December 31, 2011.

(2)
Represents the fair value of the grant of certain options to purchase shares of our common stock and the issuance of certain shares of common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)
During 2012 Mr. Blackwell received a grant of 240,000 shares of options to purchase our common stock at $1.00 per share. The stock options vest at 10,000 shares per month commencing on January 15, 2012. We recognized no expense related to the issuance as the Black-Scholes analysis estimated their value at zero.

(4)	On April 1, 2011, we granted warrants to purchase 3,000,000 shares at $0.10 per share to Mr. Rohde, our then CEO, for services rendered. We recognized an expense of $15,000 related to the grant.

The numbers above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.  There are no annuity, pension or retirement benefits proposed to be paid to officers, Directors or employees.  No other officers of the Company received any consideration for services rendered to the Company since incorporation, other than as described above.

Employment Agreements:

On January 15, 2012, our Board of Directors appointed William Blackwell, who was then serving as our sole Director, as our CEO.  On the same date we entered into an employment agreement with Mr. Blackwell.  Under the terms of his employment, Mr. Blackwell is to receive compensation of $10,000 per month.

Outstanding Equity Awards since Inception:

On January 15, 2012, we granted our CEO and sole Director, William Blackwell, options to purchase up to 240,000 shares of our common stock at $1.00 per share.  The options vest at 10,000 shares per month commencing on January 15, 2012.  The options expire on the 3rd anniversary of the grant date.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

William Blackwell	110,000	-	130,000	$1.00	1/15/2015

Long-Term Incentive Plans

We have no Long-Term Incentive Plans.

Director Compensation

None of our Directors have ever received compensation from the Company (other than executive Directors who received consideration for serving as an executive officer of the Company, as described in greater detail above) for services to the Company as a Director.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Directors and officers (including its principal executive officer and principal financial officer).  The Company’s Code of Ethics is incorporated by reference as an exhibit to our registration statement filed on Form S-1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at March 26, 2013, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 26, 2013, we had 16,973,684 shares of common stock issued and outstanding.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

Chief Executive Officer, President, and sole Director	William Blackwell 1113 Vine Street, Suite 125 Houston, TX 77002	613,684(2)	3.6%

Greater Than 5% Shareholder	Dome Capital LLC (3) 5201 Memorial Drive, Suite 443 Houston, TX 77007	9,000,000	53%

	All Officers and Directors as a Group (1 person)	613,684(2)	3.6%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes vested options of 140,000 to purchase 240,000 shares of the Company’s common stock, which have an exercise price of $1.00 per share and term of three years expiring on January 15, 2015.

(3)	The beneficial owner of the shares held by Dome Capital LLC is Lydia Cotton, its Manager.

We are not aware of any arrangements that could result in a change of control.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

On January 15, 2012, we entered into an employment agreement with Mr. Blackwell.  Under the terms of his employment Mr. Blackwell is to receive compensation of $10,000 per month.

On January 15, 2012, we granted our CEO and Director, William Blackwell, options to purchase up to 240,000 shares of our common stock at $1.00 per share.  The options vest at 10,000 shares per month commencing on January 15, 2012.  The options expire on the 3rd anniversary of the grant date.

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholder.  However, all of the transactions described above were approved by our sole Director and later ratified by our majority shareholder, Dome Capital LLC.  In connection with the approval of the transactions described above, our Director took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures for the approval of related party transactions in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.  On a moving forward basis, our sole Director will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, in the Company’s Registration Statement on Form S-1, its Form 10-K and review of the financial statements included in the Company’s Form S-1 and Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $21,000 and $26,400.  McConnell & Jones, LLP, is our independent registered public accounting firm.

Tax Compliance Services

None.

No other services were received or paid for to/by the Independent Auditor.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of BlueFire Equipment Corp., dated June 10, 2008 (1)

3.2	Bylaws of BlueFire Equipment Corp., dated June 10, 2008 (1)

10.1	Affiliation Agreement (Joint-Venture Agreement), dated March 16, 2011, by and between BlueFire Equipment Corp. and its JV Partners, Randy Coy and Gene Duncan (1)

10.2	Common Stock Warrant, dated April 1, 2011, issued to Tyson Rohde (1)

10.3	Employment Agreement, dated January 15, 2012, by and between BlueFire Equipment Corp and William Blackwell (1)

10.4	Non-Qualified Stock Option Agreement, dated January 15, 2012, by and between BlueFire Equipment Corp and William Blackwell (1)

10.5	Sales Commission Agreement with AB Technologies, Ltd. (1)

10.6	Joint Venture Agreement, dated February 25, 2013, by and between BlueFire Equipment Corp. and its JV partner, Groupo Sierra Alta, S.A.S.

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (1)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

* Filed herewith.

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on May 15, 2012, and incorporated herein by reference.

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

BLUEFIRE EQUIPMENT CORPORATION

By:	/s/ William Blackwell
Name: William Blackwell
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), President, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Blackwell	Chief Executive Officer (Principal Executive Officer),	March 26, 2013
William Blackwell	Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

FINANCIAL STATEMENTS
BLUEFIRE EQUIPMENT CORP.

CONTENTS

Report of Independent Registered Public Accounting Firm	F1

FINANCIAL STATEMENTS
Balance Sheets as of December 31, 2012 and 2011	F2
Statements of Operations for the years ended December 31, 2012 and 2011	F3
Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011	F4
Statements of Cash Flows for the years ended December 31, 2012 and 2011	F5
Notes to Financial Statements	F6

Report of Independent Public Accounting Firm

To the Board of Directors of
BlueFire Equipment Corporation

We have audited the accompanying balance sheets of BlueFire Equipment Corporation as of December 31, 2012 and  2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of BlueFire Equipment Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BlueFire Equipment Corporation will continue as a going concern. As described in Note 2 of the financial statements, BlueFire Equipment Corporation incurred losses from operations for the years ended December 31, 2012 and 2011. This raises substantial doubt about BlueFire Equipment Corporation’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas
March 26, 2013

BLUEFIRE EQUIPMENT CORP.
BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Cash and equivalents	$44,304	$112,729
Accounts receivable	30,267	27,502
Inventory	33,503	57,834
Total current assets	108,074	198,065

Intellectual property, net	38,006	35,634
Intangible assets	-	3,892
Total non-current assets	38,006	39,526

TOTAL ASSETS	$146,080	$237,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$21,978	$22,546
Notes payable	150,000	40,000
Advances	50,000	-
Advances and accrued interest from related party	-	150,000
Total current liabilities	221,978	212,546

TOTAL LIABILITIES	221,978	212,546

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 100 million shares authorized, 16,973,684 and 9,473,684 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,697	947
Additional paid in capital	93,437	27,551
Non-controlling interest	-	904
Accumulated deficit	(171,032)	(4,357)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(75,898)	25,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$146,080	$237,591

The accompanying notes are an integral part of  these financial statements

BLUEFIRE EQUIPMENT CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
REVENUES
Sales revenue	$46,363	$20,836
Service revenue	4,965	28,681
Lease revenue	-	23,146
TOTAL REVENUES	51,328	72,663

COST OF REVENUES
Manufacturing	43,890	11,399
Refurbishment	3,361	20,049
Lease and amortization expense	-	15,980
Total cost of revenues	47,251	47,428

Gross profit	4,077	25,235

OPERATING EXPENSES
General and administrative expenses	145,838	22,591
Depreciation, depletion and amortization	1,633	-
Total operating expenses	147,471	22,591

Net income (loss) from operations	(143,394)	2,644

OTHER INCOME/(EXPENSE)
Interest expense	22,889	14,430
Total other income/(expense)	(22,889)	(14,430)

Income or (loss)	(166,283)	(11,786)
Loss from continuing operations	(166,283)	(11,786)
Income (loss) from discontinued operations	(1,296)	1,356
Net Loss	$(167,579)	$(10,430)

Net loss per share - continuing operations - basic and diluted	$(0.01)	$(0.00)
Net loss per share - discontinued operations	-	-
Weighted average number of shares outstanding	12,263,273	9,473,684

The accompanying notes are an integral part of these financial statements

BLUEFIRE EQUIPMENT CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Non-Controlling Interest	Accumulated Earnings or (Deficit)	Total Equity or (Deficit)

Balance, December 31, 2010	9,473,684	$947	$10,391	$-	$6,073	$17,411

Warrants for service	-	-	15,000			15,000
Capital contribution			2,160			2,160
Net loss					(10,430)	(10,430)
Net income related to dissolved subsidiary				904		904
Balance, December 31, 2011	9,473,684	947	27,551	904	(4,357)	25,045

Stock for cash	7,500,000	750	74,250			75,000
Dissolution of subsidiary			(8,364)	(904)	904	(8,364)
Net loss					(167,579)	(167,579)
Balance, December 31, 2012	16,973,684	$1,697	$93,437	$-	$(171,032)	$(75,898)

The accompanying notes are an integral part of these financial statements

BLUEFIRE EQUIPMENT CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,283)	$(11,786)
Net income / (loss) from discontinued operations	(1,296)	1,356
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	15,000
Dissolution of subsidiary	(11,352)	904
Amortization of inventory	-	19,537
Amortization of intangibles	1,633	-
Impairment of intangibles	1,946	-

Change in operating assets and liabilities:
Accounts receivable	(2,765)	(16,401)
Inventory	24,331	(66,005)
Accounts payable and accrued expenses	(568)	(6,736)
Net cash used in operations	(154,354)	(64,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to intellectual property	(4,005)	(14,051)
Additions to intangible assets	-	(3,892)
Net cash used in investing activities	(4,005)	(17,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance and notes payable proceeds	50,000	190,000
Contributed capital	-	2,160
Principal payments on notes payable	(35,066)	-
Cash proceeds from sales of common stock	75,000	-
Net cash provided by financing activities	89,934	192,160

Net change in cash and equivalents	(68,425)	110,086
Cash and equivalents, beginning of period	112,729	2,643
Cash and equivalents, end of period	$44,304	$112,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,500	$14,330
Cash paid for income taxes	-	-

The accompanying notes are an integral part of  these financial statements

BLUEFIRE EQUIPMENT CORP.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF COMPANY

BlueFire Equipment Corporation (“BFC”, the “Company”, “we” or “us”) was incorporated in Delaware on June 10, 2008.  The Company has designed and manufactured a proprietary drill bit for use in the exploration and production of oil and gas.  The Company has begun to generate revenue for the sale and lease of its products as well as after-sale service and repair. The Company’s corporate headquarters are located in Houston, Texas and its year-end is December 31. In addition to our present product line, we intend to develop and commercialize additional products and technologies for the oil and gas industry.

NOTE 2.  GOING CONCERN AND MANAGEMENT PLANS

The Company sustained substantial losses through December 31, 2012, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to ongoing statutory compliance.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid. The Company has depended on private loans for much of its operating capital and will need to raise capital in the next twelve months in order to remain in business.

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

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide significant profit to the Company, which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

Use of Estimates
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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

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

Intangible Assets
The Company’s policy is to capitalize intellectual property related to the filing and acquisition of internally developed patents.  The patent related expenses, such as legal fees and filing fees related to preparation, defense and filing of patent, are eligible for capitalization. Company’s intangible assets are stated at cost, less accumulated amortization.  Patent amortization periods are twenty years.  Amortization for the years ended December 31, 2012 and 2011 totaled $1,633 and $0, respectively.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

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

Fair Value of Financial Instruments
ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Moreover, for Notes Payable, the stated interest rates approximate market rates.  The Company does not utilize derivative instruments.

Income Taxes
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

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

NOTE 4.  BLUEFIRE LLC JOINT VENTURE DISSOLUTION

On March 16, 2011 the Company entered into a joint venture agreement with two non-affiliate parties (the “JV Partners”) to form BlueFire LLC (“BFLLC” or the “joint venture”) in Oklahoma.  BFLLC was formed to take advantage of the boom in hydrocarbon production occurring in North Texas and Oklahoma.

The Company loaned $60,100 to BFLLC for its initial capitalization.  As the loan is considered to be an intercompany advance, the Company’s consolidated financial statements at December 31, 2011 eliminated the effect of this loan.

During the year ended December 31, 2011, the JV Partners funded an additional $40,000 to BFLLC bringing the total amount owed to the joint venture partners to $100,100.

On December 31, 2012, we filed Articles of Dissolution with the Oklahoma Secretary of State and amended the promissory notes totaling $100,100 to distribute the remaining amount of cash in the joint venture to the joint venture partners (distributions totaling $87,666).  As of December 31, 2012, the joint venture was not included in the consolidated accounts of the Company.  Moreover, we accounted for the profit or loss in the joint venture according to Accounting Standards Codification 205-20 (“ASC 2050-20”) – Discontinued Operations which requires us to report the results of discontinued operations separately from continuing operations.  The profit from discontinued operations for the year ended December 31, 2011 was $1,356 and a loss of $1,296 for the year ended December 31, 2012.  In December 30, 2012, the net loss consisted of $12,344 of gain from debt forgiveness, offset by $13,640 of loss from inventory and  other expenses.  The operations and cash flows from discontinued operations have been eliminated from the on-going operations of the Company.  Results of operations for the year ended December 31, 2011 have been reclassified to discontinued operations.

NOTE 5.  NOTES PAYABLE AND ADVANCES

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  As of December 31, 2012, the principal balance was $100,000. The Company makes monthly interest payments on the note; therefore there is no accrued interest due at December 31, 2012.  On April 4, 2012, the Company and Holder executed an amendment to the note extending the due date to March 31, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.

On July 1, 2011, BFC signed a promissory note with the father of our then Chief Executive Officer and Director in the amount of $25,000. The note bears interest at a rate of 15%, is due and payable on demand and has no collateral.  As of December 31, 2012, the principal balance was $25,000. The Company makes monthly interest payments on the note; therefore there is no accrued interest due at December 31, 2012.

On August 11, 2011, BFC signed a promissory note with the brother of our then Chief Executive Officer and Director in the amount of $25,000. The note bears interest at a rate of 15%, is due and payable on demand and has no collateral.  As of December 31, 2012, the principal balance was $25,000. The Company makes monthly interest payments on the note; therefore there is no accrued interest due at December 31, 2012.

On March 16, 2011, BFLLC, our joint venture subsidiary, received advances from the owners of the Non-Controlling Interest in the aggregate of $40,000. These advances are non-interest bearing and are due on demand.  As of December 31, 2011 the principal balance of the advances was $40,000.  In December, 2012, these advances were repaid to the owners of the Non-Controlling Interest as part of the dissolution of the joint venture (see Note 4).

On December 28, 2012, our previous Chief Executive Officer advanced the Company $50,000.  This amount is not evidenced by a promissory note and bears no interest.  The full amount is payable on demand.

NOTE 6.  EQUITY

On the date of formation, June 10, 2008, the Company issued 9,000,000 shares of its common stock to three individuals for their contributions to the founding of the Company.  As such, these issuances were considered founders shares and are carried on the books of the Company at par value.

On April 15, 2010, the Company issued 473,684 shares of its common stock to William Blackwell for services rendered.  Management determined that the shares issued were valued at $0.005 per share for an aggregate value of $2,368.  The Company recognized an expense of $2,368 related to the issuance; and such expense is shown on the Company’s income statement as part of general and administrative costs.

On January 15, 2012, Mr. Blackwell became our Chairman and CEO.

During the year ended December 31, 2012, we issued 7,500,000 common shares pursuant to our Form S-1 filed on May 15, 2012 which became effective on July 24, 2012.  We received $75,000 in cash related to the issuance of those shares.

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares.  On December 31, 2012 there were 16,973,684 shares of common stock issued and outstanding.

Options and Warrants

On April 1, 2011 the Company granted warrants to purchase 3,000,000 shares to its former CEO for services rendered.  Each warrant allows the holder to purchase the Company’s common stock for $0.10 per share.  There is no vesting period on the warrants.   The Company recognized an expense of $15,000, an amount equal to the grant date fair value of the warrants using the following assumptions: volatility of 207%; risk-free interest rate of 2.0%; and expected term of 5 years. The fair value of the warrants was determined using the Black-Scholes option valuation model. . The warrants expire on April 1, 2016 and had a remaining contractual life of 4.2 years as of December 31, 2011.  The intrinsic value of the Company’s warrants outstanding was $0 at December 31, 2011. The Company recognized the expense related to the issuance in 2011 as part of general and administrative costs.

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

NOTE 7.  INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended December 31, 2012 and 2011 due to the following:

	December 31,
	2012	2011

Deferred tax asset (NOL at estimated 39% marginal rate)	$60,852	$4,357
Less: valuation allowance	(60,852)	(4,357)
Net deferred tax asset	-	-

Components of income tax expense are as follows:
Current federal tax
Current state tax
Change in NOL benefit	56,495	4,357
Change in NOL valuation allowance	(56,495)	(4,357)
Income tax expense	-	-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $156,000 that may be offset against future taxable income through 2026.  No tax benefit has been reported at December 31, 2012 or 2011due to the uncertainty surrounding the realizability of the benefit.  The potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 8.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.   There are no pending or threatened legal proceedings as of December 31, 2012 or 2011.

Commitments

Under a two year agreement dated April 26, 2012 BFE and AB Technologies, Ltd. (ABT) terminated a prior fee agreement and replace it with a Sales Commission Agreement. This Agreement stipulates that upon BFE's receipt of payment from a client introduced by ABT, a sales commission equal to 5% of the gross sales price shall be paid to ABT.

Concentrations

Major Customers
At December 31, 2012 and 2011, one and two customers accounted for 100% of the outstanding accounts receivable, respectively.

Major Vendors
At December 31, 2012 and 2011, one vendor accounted for 98% and 100% of the outstanding accounts payable, respectively.

Concentrations of Credit Risk
Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions. From time to time, such balances may exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. There was no uninsured cash at December 31, 2012 or 2011.

NOTE 9.  SUBSEQUENT EVENTS

On February 20, 2013, we entered into an agreement with Groupo Sierra Alta, S.A.S. (“GSA”), a Columbian company to create a Columbian corporation (“BFCC”) to market our products in Columbia.  Under the terms of the agreement, we are to own 51% of the outstanding stock of BFCC.  Additionally, we will loan BFCC $50,000 for working capital.  BFCC will purchase our PDC drill bits at our cost and pay all shipping fees, logistics costs, nationalization charges, customs duties, insurance taxes and tariffs and all other costs associated with transportation of our drill bits from Houston, Texas to customers in Columbia.

The Company has evaluated subsequent events through the date of this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of BlueFire Equipment Corp., dated June 10, 2008 (1)

3.2	Bylaws of BlueFire Equipment Corp., dated June 10, 2008 (1)

10.1	Affiliation Agreement (Joint-Venture Agreement), dated March 16, 2011, by and between BlueFire Equipment Corp. and its JV Partners, Randy Coy and Gene Duncan (1)

10.2	Common Stock Warrant, dated April 1, 2011, issued to Tyson Rohde (1)

10.3	Employment Agreement, dated January 15, 2012, by and between BlueFire Equipment Corp and William Blackwell (1)

10.4	Non-Qualified Stock Option Agreement, dated January 15, 2012, by and between BlueFire Equipment Corp and William Blackwell (1)

10.5	Sales Commission Agreement with AB Technologies, Ltd. (1)

10.6	Joint Venture Agreement, dated February 25, 2013, by and between BlueFire Equipment Corp. and its JV partner, Groupo Sierra Alta, S.A.S.

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (1)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

* Filed herewith.

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on May 15, 2012, and incorporated herein by reference.

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.