Form 10-Q
period 2013-03-31
Bluefire Equipment Corp
filed 2013-05-15
CIK 1547705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission File Number:  333-181444

BlueFire Equipment Corporation
————————————
(Exact name of registrant as specified in its charter)

Delaware	26-2833179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1113 Vine Street, Suite 125
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

1113 Vine Street, Suite 148
Houston, TX 77002
(Former address of principal executive offices)

Registrant's telephone number, including area code:  (866) 713-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of April 15, 2013 there were 16,973,684 shares of the registrant’s common stock issued and outstanding.

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

BLUEFIRE EQUIPMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BLUEFIRE EQUIPMENT CORPORATION
BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)

ASSETS
Cash and equivalents	$3,123	$44,304
Accounts receivable	-	30,267
Inventory	33,503	33,503
Total current assets	36,626	108,074

Intellectual property, net	39,371	38,006
Total non-current assets	39,371	38,006

TOTAL ASSETS	$75,997	$146,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$41,672	$21,978
Notes payable	150,000	150,000
Advances	50,000	50,000
Total current liabilities	241,672	221,978

TOTAL LIABILITIES	241,672	221,978

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 16,973,684 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,697	1,697
Additional paid in capital	93,437	93,437
Accumulated deficit	(260,809)	(171,032)

TOTAL STOCKHOLDERS' DEFICIT	(165,675)	(75,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,997	$146,080

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Sales revenue	$-	$-
Service revenue	-	-
Lease revenue	-	-
TOTAL REVENUES	-	-

COST OF REVENUES
Manufacturing	-	-
Refurbishment	-	-
Lease and amortization expense	-	-
Total cost of revenues	-	-

Gross profit	-	-

OPERATING EXPENSES
General and administrative expenses	83,619	18,111
Depreciation and amortization	445	-
Total operating expenses	84,064	18,111

Net income (loss) from operations	(84,064)	(18,111)

OTHER INCOME/(EXPENSE)
Interest expense	(5,713)	(3,868)
Total other expense	(5,713)	(3,868)

Net loss	(89,777)	(21,979)
Loss before discontinued operations	(89,777)	(21,979)
Loss from discontinued operations	-	(3)
Loss attributable to Bluefire Equipment	$(89,777)	$(21,982)

Net loss per share - continuing operations – basic and diluted	$(0.01)	$(0.00)
Net loss per share - discontinued operations	-	-
Weighted average number of shares outstanding	16,973,684	9,473,684

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,777)	$(21,979)
Net loss from discontinued operations	-	(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	445	-

Change in operating assets and liabilities:
Accounts receivable	30,267	-
Inventory	-	14,225
Accrued interest	-	2,500
Accounts payable and accrued expenses	19,694	(5,042)

Net cash used in operations	(39,371)	(10,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	(1,810)	-

Net cash used in investing activities	(1,810)	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-

Net change in cash and equivalents	(41,181)	(10,299)
Cash and equivalents, beginning of period	44,304	112,729
Cash and equivalents, end of period	$3,123	$102,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$713	$1,353

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012.

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

Inventory
The Company capitalizes new drill bit inventory at manufacturing costs plus refurbishment costs.  These costs are amortized using industry standards of total average runs per bit.  The inventory balance is stated net of amortization expense.  Amortization is provided using the straight-line method over the estimated three refurbishment runs.  Amortization expense is charged to Cost of Sales.

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

Revenue Recognition
The Company recognizes revenue from the sale, lease, and refurbishment of drill bits.  The criteria for recognition are as follows:

•	Revenue from sale – recorded at cost when the drill bits have been shipped. The Company had made an agreement with the purchaser to sell bits at cost.

•
Revenue from lease – recorded based upon the number of feet drilled.  Revenue is recorded only after the product is used by the customer for the specific job booked.  Upon completion of the job, the customer is billed based upon the agreed rates on a per footage basis.

•	Revenue from refurbishment – recorded when the refurbished item is shipped to the customers.

Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the accounting provisions relating to share-based payments (“Codification Topic 718”).  The company accounts for the stock options issued to non-employees in accordance with these provisions.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

BlueFire, LLC
On March 16, 2011, we entered into a joint venture agreement with two non-affiliates (the “JV Partners”) to form BlueFire LLC (“BFLLC”) in Oklahoma.  On December 31, 2012, the members of BFLLC unanimously agreed to dissolve the joint venture to pursue other business interests. We owned 60% of BFLLC and acted as the managing member.  The JV Partners owned the remaining 40% (20% each) and were responsible for the sales and marketing activities of BFLLC. The Company loaned $60,100 to BFLLC for its initial capitalization and the JV Partners funded an additional $40,000 to BFLLC during 2011.

As part of the dissolution of BFLLC, the cash then remaining in its bank accounts was distributed pro rata to the members of BFLLC, and the Company received a total of $52,600 in connection with the dissolution.  BFLLC was dissolved as of December 31, 2012.  Therefore, the accounts of BFLLC have been shown as discontinued operations in the financial statements.

NOTE 2 – GOING CONCERN

The Company sustained a loss of $89,777 for the three months ended March 31, 2013, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to its public company reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid. The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as result of its future financings, but it will significantly affect the value of its shares.

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

NOTE 3 – COMMON STOCK

Common Stock
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

NOTE 4 - NOTES PAYABLE

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and Holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  On April 1, 2013, the Company and Holder again executed an amendment to the note extending the due date to October 1, 2013.

On July 1, 2011 the father of our then Chief Executive Officer loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.  No demand for repayment has been made to date.

On August 11, 2011, the brother of our then Chief Executive Officer loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.  No demand for repayment has been made to date.

As of March 31, 2013, the outstanding total principal and accrued interest due was $156,875.  We accrued $5,625 of interest during the three months ended March 31, 2013 and paid $625.

Grupo Sierra Alta
On February 20, 2013, we entered into an agreement with Grupo Sierra Alta, S.A.S. (“GSA”), a Colombian company to create a Colombian corporation (“BFCC”) to market our products in Columbia. Under the terms of the agreement, we are to own 51% of the outstanding stock of BFCC. Additionally, we will loan BFCC $50,000 for working capital. BFCC will purchase our PDC drill bits at our cost and pay all shipping fees, logistics costs, nationalization charges, customs duties, insurance taxes and tariffs and all other costs associated with transportation of our drill bits from Houston, Texas to customers in Columbia.  As of March 31, 2013, we had not funded this loan and GSA had not begun operations.

NOTE 5 – INCOME TAXES

As of March 31, 2013, there is no provision for income taxes, current or deferred.

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry-forwards	$95,866	$60,852
Valuation allowance	(95,866)	(60,852)
Net deferred tax asset	$-	$-

During the quarter ended March 31, 2013, the Company had a net operating loss of $89,777.  As of March 31, 2013, the Company had net operating loss carry forwards in the amount of $95,866 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 – SUBSEQUENT EVENTS

On April 10, 2013, we received $150,000 pursuant to a promissory note which bears interest at 12% and all principal and accrued interest is due March 28, 2015.  Failure to pay principal and interest at that date results in a penalty interest rate of 25%, or the highest rate allowed by law, whichever is greater.

On April 18, 2013, we repaid a $50,000 advance that we received in December, 2012.

We have evaluated subsequent events through the date of issuance of the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto as of December 31, 2012, filed with the Securities and Exchange Commission on Form 10-K on March 26, 2013 (the “Form 10-K”).

Overview

BlueFire Equipment Corporation (the “Company”, “BFC”, “we” or “us”) was incorporated in the state of Delaware on June 10, 2008, with a fiscal year end of December 31.  We are focused on developing proprietary technologies for use in the exploration and production of oil and gas.  We have developed and tested our proprietary Polycrystalline Diamond Cutter (“PDC”) drill bit and completed more than 20 drilling runs for customers in Oklahoma and West Texas.

Our Business

Our current products include PDC drill bits that are 7-7/8 and 8-3/4 inches in diameter.  In addition, we intend to offer multiple lines of products to both contract drilling companies and oil and gas companies in the future, funding permitting.  We expect our business plan to require at least three years of development before we have fully diversified product lines.  Until that time, and as we are developing business segments, we will have concentrations in certain areas.  For instance, as of the date of this filing, 100% of our operations reside in the lease and sale of PDC drill bits.  Provided that our business obtains additional financing, we intend to diversify our product mix to add other equipment that can be used in the drilling and completion of oil and gas wells.

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

We will endeavor to identify and fund the most economically viable projects that have the potential to provide the highest returns to our stakeholders for a given level of risk.  We estimate that we need to raise approximately $675,000 to implement our business plan over the next 24 months as discussed in greater detail in the Form 10-K.  Our present capitalization is insufficient to fully implement our sales and marketing efforts and we will need to raise capital in the next twelve months in order to remain in business.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and Director in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.  See also Note 2 to the financial statements included herein.

Results of Operations

Three Months Ended March 31, 2013 versus 2012

We had no sales or cost of sales during the three months ended March 31, 2013 and 2012 (other than in connection with certain now discontinued operations).  We are currently seeking to expand our customer base and expect sales in the second quarter and throughout the remainder of the year.

We incurred $83,619 of general and administrative expenses for the three months ended March 31, 2013 versus $18,111 for the same period in 2012.  The increase from 2012 to 2013 is due principally from increases in marketing costs, business licenses, salary and statutory compliance costs.

Depreciation and amortization increased from $0 for the three months ended March 31, 2012 to $445 for the same period in 2013.  The increase is due to higher carrying values for our patents.

Interest expense went from $3,868 for the three months ended March 31, 2012, to $5,713 for the same period in 2013.  The increase is due to higher debt levels.

A net loss of $89,777 for the three months ended March 31, 2013, compared to a net loss of $21,982 for the three months ended March 31, 2012, which increase in net loss was mainly due to the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

We had total assets of $75,997 as of March 31, 2013, which included $36,626 of current assets:  $3,123 of cash and cash equivalents and $33,503 of inventory.  Our long-term assets, consisting entirely of the carrying value of our patents and patents pending less accumulated amortization, was $39,371.

We had total liabilities of $241,672 at March 31, 2013, all of which were current liabilities.  This includes $41,672 of accounts payable and accrued liabilities, $150,000 of notes payable (described below) and $50,000 of advances.

As of March 31, 2013, we had a working capital deficit of $205,046 and a total retained deficit of $260,809.

Cash flows from Operating Activities

For the three months ended March 31, 2013, the Company used cash of $39,371 in operating activities as compared to using cash from operating activities of $10,299 for the same period in 2012. The use of cash for operating activities is predominantly attributed to the Company's net loss for the period.

Cash flows used in Investing Activities

For the three months ended March 31, 2013, the Company used cash of $1,810 in investing activities versus no cash used in investing activities during the same period in 2012. The Company used cash in responding to office actions from the United States Patent and Trademark Office.

Cash flows from Financing Activities

For the three months ended March 31, 2013 and 2012, the Company had no cash provided by or used in financing activities.

Capital Requirements

In August and September 2012, we raised $75,000 through the sale of 7,500,000 shares of our common stock at a price of $0.01 per share pursuant to our Form S-1 Registration Statement. We anticipate needing a minimum of $250,000 for Phase One and an additional $500,000 for Phase Two of our planned development plan, totaling $675,000, when taking into account the $75,000 previously raised, in order to effectively execute our business plan over the next twenty-four months, which does not include amounts owed on the promissory notes, described below.  Phase One and Phase Two of our business plan are described in greater detail in the Form 10-K. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

The current funds available to us will be sufficient to continue maintaining a reporting status and limited operations for 24 months. However, in order to be successful in fully implementing our business plan, and repay the notes, described below, we will require additional capital.

On April 1, 2011, we signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and the holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  On April 1, 2013, the Company and Holder again executed an amendment to the note extending the due date to October 1, 2013.

On July 1, 2011, a private investor loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets. No demand for repayment has been made to date.

On August 11, 2011, a private investor loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets. No demand for repayment has been made to date.

On March 28, 2013, we entered into a $150,000 promissory note with an investor.  The note accrues interest at 12%, with interest at 25% (or the greatest amount allowable by law) for any matured but unpaid principal.  The note matures on March 28, 2015 and the repayment of the note is secured by a security interest in substantially all of our assets.

On April 18, 2013, we repaid a $50,000 advance that we received in December, 2012.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk.  There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 26, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueFire Equipment Corporation

By:	/s/ William Blackwell
William Blackwell
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  May 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Extension to Promissory Note With Tyson Rohde (April 1, 2013)

10.2*	$150,000 Promissory Note (April 10, 2013)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

XBRL Instance Document (1)

XBRL Schema Document (1)

XBRL Calculation Linkbase Document (1)

XBRL Definition Linkbase Document (1)

XBRL Label Linkbase Document (1)

XBRL Presentation Linkbase Document (1)

*Filed herewith.

**Furnished herewith

1 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.