Form 10-Q
period 2013-06-30
Bluefire Equipment Corp
filed 2013-08-14
CIK 1547705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No ☑

As of July 31, 2013 there were 33,947,368 shares of the registrant’s common stock issued and outstanding.

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

BLUEFIRE EQUIPMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BLUEFIRE EQUIPMENT CORPORATION
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and equivalents	$18,246	$44,304
Accounts receivable	4,821	30,267
Inventory	32,809	33,503
Total current assets	55,876	108,074

Furniture and equipment	1,515	-
Intellectual property, net	38,925	38,006
Total non-current assets	40,440	38,006

TOTAL ASSETS	$96,316	$146,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$29,132	$21,978
Notes payable, current	150,000	150,000
Advances	-	50,000
Total current liabilities	179,132	221,978

Note payable, non-current	150,000	-
Total non-current liabilities	150,000	-

TOTAL LIABILITIES	329,132	221,978

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 33,947,368 shares issued and outstanding at June 30, 2013 and December 31, 2012	3,395	1,697
Additional paid in capital	91,739	93,437
Accumulated deficit	(327,950)	(171,032)

TOTAL STOCKHOLDERS' DEFICIT	(232,816)	(75,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,316	$146,080

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Sales revenue	$-	$16,097	$-	$16,097
Service revenue	-	4,965	-	4,965
Lease revenue	4,454	-	4,454	-
TOTAL REVENUES	4,454	21,062	4,454	21,062

COST OF REVENUES
Manufacturing	-	8,426	-	8,426
Refurbishment	-	3,854	-	3,854
Lease and amortization expense	5,584	-	5,584	-
Total cost of revenues	5,584	12,280	5,584	12,280

Gross profit	(1,130)	8,782	(1,130)	8,782

OPERATING EXPENSES
General and administrative expenses	139,008	60,730	55,389	42,619
Depreciation, depletion and amortization	891	-	446	-
Total operating expenses	139,899	60,730	55,835	42,619

Net income (loss) from operations	(141,029)	(51,948)	(56,965)	(33,837)

BLUEFIRE EQUIPMENT CORPORATION
RESULTS OF OPERATIONS
(Unaudited)
(Continued)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

OTHER INCOME/(EXPENSE)
Interest expense	15,889	9,597	10,176	5,729
Total other expense	15,889	9,597	10,176	5,729

Net loss	(156,918)	(61,545)	(67,141)	(39,566)
Provision for income taxes	-	-	-	-
Loss before discontinued operations	(156,918)	(61,545)	(67,141)	(39,566)
Loss from discontinued operations	-	(6)	-	(3)
Loss attributable to Bluefire Equipment	$(156,918)	$(61,551)	$(67,141)	$(39,569)

Net loss per share - continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - discontinued operations	-	-	-	-
Weighted average number of shares outstanding	33,947,368	18,947,368	33,947,368	18,947,368

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,918)	$(61,545)
Net income from discontinued operations	-	(6)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	891	-

Change in operating assets and liabilities:
Accounts receivable	25,446	6,440
Inventory	694	16,081
Accrued interest	4,500	11,723
Accounts payable and accrued expenses	2,654	7,186

Net cash used in operations	(122,733)	(20,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	(1,810)	(1,715)
Acquisitions of furniture and fixtures	(1,515)	-

Net cash used in investing activities	(3,325)	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150,000	-
Principal payments on debt	(50,000)	-

Net cash provided by financing activities	100,000	-

Net change in cash and equivalents	(26,058)	(21,836)
Cash and equivalents, beginning of period	44,304	112,729
Cash and equivalents, end of period	$18,246	$90,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,389	$11,504
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2013

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

On May 31, 2013, the Board of Directors of the Company effected a 2:1 forward split of the Company’s common stock.  All share and per-share presentations in this report have been retroactively restated to reflect this forward split.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended December 31, 2012.

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

NOTE 2 – GOING CONCERN

The Company sustained a loss of $156,918 for the six months ended June 30, 2013, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

NOTE 3 – COMMON STOCK

Common Stock

On May 31, 2013, the Board of Directors of the Company effected a 2:1 forward split of the Company’s common stock.  All share and per-share presentations in this report have been retroactively restated to reflect this forward split.

On January 15, 2012 the Company granted William Blackwell options to purchase 480,000 shares of common stock in connection with his employment agreement. The options vest at the rate of 20,000 per month and expire if not exercised within three years of the grant date. The exercise price of the options is $0.50. Upon the optionee's termination of employment, the non-vested portion of the options will lapse upon the date of such termination. The Company used a Black-Scholes calculation to value the options grant and determined the value of the grant to be zero.

On May 15, 2012, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). The Form S-1 covered an offering of 15,000,000 shares of the Company’s common stock.  The offering price was $0.005 per share.  On July 24, 2012 the Form S-1 was declared effective by the SEC. In August and September 2012, the Company completed the offering, which was fully-subscribed and raised gross proceeds of $75,000.  400,000 shares of the offering were purchased by a related party.  The Company used the proceeds from the offering for general working capital and administrative expenses.

NOTE 4 - NOTES PAYABLE

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and Holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  On April 1, 2013, the Company and Holder again executed an amendment to the note extending the due date to October 1, 2013

On July 1, 2011 the father of our then Chief Executive Officer loaned us $25,000.  The note is due 30 days from the date demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.  No demand for repayment has been made to date.

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

On March 28, 2013, we signed a promissory note for cash with Levantera S.A., which we received April 10, 2013, in the amount of $150,000.  The note bears interest at 12%, with overdue amounts bearing interest at the rate of 25% or the highest amount allowable by applicable law, whichever is higher.  Principal and interest is due March 28, 2015.  As of June 30, 2013, we have accrued $4,500 in interest.  The principal amount of this note is included in non-current liabilities.

On April 18, 2013, we repaid an advance of $50,000 which we had received on December 28, 2012.

As of June 30, 2013, the outstanding total principal and accrued interest payable was $304,500, of which $4,500 is accrued interest.  For the six months ended June 30, 2013, we paid $11,389 in interest.

Grupo Sierra Alta
On February 20, 2013, we entered into an agreement with Grupo Sierra Alta, S.A.S. (“GSA”), a Colombian company to create a Colombian corporation (“BFCC”) to market our products in Columbia. Under the terms of the agreement, we are to own 51% of the outstanding stock of BFCC. Additionally, we will loan BFCC $50,000 for working capital. BFCC will purchase our PDC drill bits at our cost and pay all shipping fees, logistics costs, nationalization charges, customs duties, insurance taxes and tariffs and all other costs associated with transportation of our drill bits from Houston, Texas to customers in Columbia.  As of June 30, 2013, we had not funded this loan and GSA had not begun operations.

NOTE 5 – INCOME TAXES

As of June 30, 2013, there is no provision for income taxes, current or deferred.

	06/30/13	12/31/12
Deferred tax assets:
Net operating loss carry-forwards	$122,051	$60,852
Valuation allowance	(122,051)	(60,852)
Net deferred tax asset	$-	$-

During the six months ended June 30, 2013, the Company had a net operating loss of $156,918.  As of June 30, 2013, the Company had net operating loss carry forwards in the amount of $122,051 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 – SUBSEQUENT EVENTS

On July 1, 2013, the Company entered into a Master Credit Agreement (the “Credit Agreement”) with Levantera SA (“Lender”), a company formed under the laws of the Republic of the Marshall Islands, to provide us a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.

Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.

The instrument is not considered a revolving note and therefore monies borrowed under this instrument cannot be repaid and re-borrowed.  Under the terms of this arrangement, the Company is precluded from borrowing amounts from other parties in excess of $1.5 million and may not have trade accounts payable in the ordinary course of business greater than $1 million.

As of the date of this report, the Company has submitted one Borrowing Certificate for $50,000 and has received the proceeds.

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

Results of Operations

Six Months Ended June 30, 2013 versus 2012

During the six months ended June 30, 2012, we had lease revenue in the amount of $4,454 whose amortization cost was $5,584, for a gross loss of $1,130, versus $21,062 of sales and service revenue with cost of revenue of $12,280, for a gross profit of $8,782 for the same period in 2012.  We are negotiating with several large oil and gas producers to provide drilling bits and services.  We expect sales throughout the remainder of 2013 to be more favorable.

We incurred $139,008 of general and administrative expenses for the six months ended June 30, 2013 versus $60,730 for the same period in 2012.  The increase is principally due to increases in marketing expenses, professional fees and contractor costs.

Depreciation and amortization increased from $0 for the six months ended June 30, 2012 to $891 for the same period in 2013.  The increase is due to the fact that, in 2012, the patents had not been granted provisional status.

Interest expense went from $9,597 for the six months ended June 30, 2012, to $15,889 for the same period in 2013.  The increase is due to higher debt levels.

We incurred a net loss of $156,918 for the six months ended June 30, 2013, compared to a net loss of $61,551 for the same period in 2012.  The increase in net loss is primarily due to the increase in general and administrative expenses and the increase in interest expense.

Three Months Ended June 30, 2013 versus 2012

During the three months ended June 30, 2013, we had lease revenue in the amount of $4,454 whose amortization cost was $5,584, for a gross loss of $1,130, versus $21,062 of sales and service revenue with cost of revenue of $12,280, for a gross profit of $8,782 for the same period in 2012.

We incurred $55,389 of general and administrative expenses for the three months ended June 30, 2013 versus $42,619 for the same period in 2012.  The increase from 2012 to 2013 is due principally from increases in statutory compliance and contractor costs.

Depreciation and amortization increased from $0 for the three months ended June 30, 2012 to $446 for the same period in 2013.  The increase is due to the fact that, in 2012, the patents had not been granted provisional status.

Interest expense went from $5,729 for the three months ended June 30, 2012, to $10,176 for the same period in 2013.  The increase is due to higher debt levels.

We incurred a net loss of $67,141 for the three months ended June 30, 2013, compared to a net loss of $39,569 for the same period in 2012.  The increase in net loss is primarily due to the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

We had total assets of $96,316 as of June 30, 2013, which included $55,876 of current assets:  $18,246 of cash and cash equivalents, $4,821 in accounts receivable and $32,809 of inventory.  Our long-term assets, consisting of the carrying value of our patents, patents pending and office equipment less accumulated depreciation and amortization, was $40,440.

We had total liabilities of $329,132 at June 30, 2013, of which $179,132 were current liabilities and $150,000 were non-current liabilities.  The current portion includes $29,132 of accounts payable and accrued liabilities and $150,000 of current notes payable (described in Note 4).  The non-current note payable is also described in Note 4.

As of June 30, 2013, we had a working capital deficit of $123,256 and a total accumulated deficit of $327,950.

Cash flows from Operating Activities

For the six months ended June 30, 2013, the Company used cash of $122,733 in operating activities as compared to using cash from operating activities of $20,121 for the same period in 2012. The use of cash for operating activities is predominantly attributed to the Company's net loss for the period.

Cash flows used in Investing Activities

For the six months ended June 30, 2013, the Company used cash of $3,325 in investing activities versus $1,715 used in investing activities during the same period in 2012. The Company used cash in responding to office actions from the United States Patent and Trademark Office and purchased certain office equipment.

Cash flows from Financing Activities

For the six months ended June 30, 2013, we received $150,000 in proceeds from a promissory note and paid outstanding advances of $50,000 for net cash flows from financing activities of $100,000.  We had no such cash flows, positive or negative, during the same period in 2012.

Capital Requirements

In August and September 2012, we raised $75,000 through the sale of 15,000,000 shares of our common stock at a price of $0.005 per share pursuant to our Form S-1 Registration Statement. We anticipate needing a minimum of $250,000 for Phase One and an additional $500,000 for Phase Two of our planned development plan, totaling $675,000, when taking into account the $75,000 previously raised, in order to effectively execute our business plan over the next twenty-four months, which does not include amounts owed on the promissory notes, described below.  Phase One and Phase Two of our business plan are described in greater detail in the Form 10-K. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

On March 28, 2013, we entered into a $150,000 promissory note with Levantera S.A.  The note accrues interest at 12%, with interest at 25% (or the greatest amount allowable by law) for any matured but unpaid principal.  The note matures on March 28, 2015.

On April 18, 2013, $50,000, which was advanced to the Company on December 28, 2012, was repaid.

On July 1, 2013, we entered into a Master Credit Agreement (the “Credit Agreement”) with Levantera SA (“Lender”), a company formed under the laws of the Republic of the Marshall Islands, to provide us a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.  Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.

As of the date of this report, we have submitted one Borrowing Certificate for $50,000 but have not received the proceeds.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
William Blackwell
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  August 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Extension to Promissory Note With Tyson Rohde (April 1, 2013)

10.2*	$100,000 Promissory Note (April 10, 2013)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

XBRL Instance Document

XBRL Schema Document

XBRL Calculation Linkbase Document

XBRL Definition Linkbase Document

XBRL Label Linkbase Document

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