Form 10-Q
period 2013-09-30
Bluefire Equipment Corp
filed 2013-11-04
CIK 1547705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission File Number:  333-181444

BlueFire Equipment Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2833179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1306 FM 1092, Suite 205
Missouri City, TX	77459
(Address of principal executive offices)	(Zip Code)

1113 Vine Street, Suite 148
Houston, TX 77002
(Former address of principal executive offices)

Registrant's telephone number, including area code:  (866) 713-3700

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
Yes ☐ No ☑

As of October 15, 2013 there were 33,947,368 shares of the registrant’s common stock issued and outstanding.

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

BLUEFIRE EQUIPMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BLUEFIRE EQUIPMENT CORPORATION
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and equivalents	$50,603	$44,304
Accounts receivable	10,825	30,267
Inventory	16,058	33,503
Total current assets	77,486	108,074

Furniture and equipment, net	1,389	-
Intellectual property, net	40,229	38,006
Total non-current assets	41,618	38,006

TOTAL ASSETS	$119,104	$146,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$82,100	$21,978
Notes payable, current	250,000	150,000
Advances	-	50,000
Total current liabilities	332,100	221,978

Note payable, non-current	150,000	-
Total non-current liabilities	150,000	-

TOTAL LIABILITIES	482,100	221,978

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 33,947,368 shares issued and outstanding at September 30, 2013 and December 31, 2012	3,395	3,395
Additional paid in capital	91,739	91,739
Accumulated deficit	(458,130)	(171,032)

TOTAL STOCKHOLDERS' DEFICIT	(362,996)	(75,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,104	$146,080

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Sales revenue	$10,000	$46,364	$10,000	$30,267
Service revenue	-	4,965	-	-
Lease revenue	4,454	-	-	-
TOTAL REVENUES	14,454	51,329	10,000	30,267

COST OF REVENUES
Manufacturing	16,751	37,539	16,751	29,113
Refurbishment	-	3,854	-	-
Lease and amortization expense	5,584	-	-	-
Total cost of revenues	22,335	41,393	16,751	29,113

Gross profit (loss)	(7,881)	9,936	(6,751)	1,154

OPERATING EXPENSES
General and administrative expenses	250,728	99,268	111,720	38,537
Depreciation, depletion and amortization	1,463	-	572	-
Total operating expenses	252,191	99,268	112,292	38,537

Net income (loss) from operations	(260,072)	(89,332)	(119,043)	(37,383)

BLUEFIRE EQUIPMENT CORPORATION
RESULTS OF OPERATIONS
(Unaudited)
(Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

OTHER INCOME/(EXPENSE)
Interest expense	27,026	17,197	11,137	5,725
Total other expense	27,026	17,197	11,137	5,725

Net loss	(287,098)	(106,529)	(130,180)	(43,108)
Provision for income taxes	-	-	-	-
Loss before discontinued operations	(287,098)	(106,529)	(130,180)	(43,108)
Loss from discontinued operations	-	(5)	-	(1)
Loss attributable to Bluefire Equipment	$(287,098)	$(106,534)	$(130,180)	$(43,109)

Net loss per share - continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - discontinued operations	-	-	-	-
Weighted average number of shares outstanding	33,947,368	33,947,368	33,947,368	33,947,368

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(287,098)	$(106,534)
Net loss from discontinued operations	-	(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	1,337	-
Depreciation	126

Change in operating assets and liabilities:
Accounts receivable	19,442	(2,765)
Inventory	17,445	11,691
Accrued interest	9,986	13,750
Accounts payable and accrued expenses	50,136	24,185

Net cash used in operations	(188,626)	(59,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	(3,560)	(4,114)
Acquisitions of furniture and fixtures	(1,515)	-

Net cash used in investing activities	(5,075)	(4,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	250,000	-
Principal payments on debt	(50,000)	-
Proceeds from the sale of common stock	-	75,000

Net cash provided by financing activities	200,000	75,000

Net change in cash and equivalents	6,299	11,208
Cash and equivalents, beginning of period	44,304	112,729
Cash and equivalents, end of period	$50,603	$123,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$17,124	$17,229
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

BLUEFIRE EQUIPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended December 31, 2012.

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

NOTE 2 – GOING CONCERN

The Company sustained a loss of $287,098 for the nine months ended September 30, 2013, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

NOTE 4 - NOTES PAYABLE

On April 1, 2011, BFC signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and Holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  On April 1, 2013, the Company and Holder again executed an amendment to the note extending the due date to October 1, 2013.  On October 1, 2013, the Company and the Holder again executed an amendment to the note extending the due date until January 1, 2014.

On July 1, 2011 the father of our then Chief Executive Officer loaned us $25,000.  The note is due 30 days from the date of demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.  No demand for repayment has been made to date.

On August 11, 2011, the brother of our then Chief Executive Officer loaned us $25,000.  The note is due 30 days from the date of demand for repayment is made to the Company and bears interest at the rate of 15% per annum provided that interest accrues at the rate of 18% per annum upon an event of default. On April 26, 2012, we amended the note to include a security interest over substantially all of our assets.  No demand for repayment has been made to date.

On March 28, 2013, we signed a promissory note for cash, which we received on April 10, 2013, in the amount of $150,000.  The note bears interest at 12%, with overdue amounts bearing interest at the rate of 25% or the highest amount allowable by applicable law, whichever is higher.  Principal and interest is due March 28, 2015.  As of September 30, 2013, we have accrued $9,000 in interest.  The principal amount of this note is included in non-current liabilities.

On April 18, 2013, we repaid an advance of $50,000 which we had received on December 28, 2012.

As of September 30, 2013, the outstanding total principal and accrued interest payable was $411,861, of which $11,861 is accrued interest.  For the nine months ended September 30, 2013, we paid $17,124 in interest.

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

As of the date of this report, the Company has submitted three Borrowing Certificates for an aggregate of $150,000 and has received $100,000 of the proceeds thereon.  We have accrued $986 in interest as of September 30, 2013 on this facility.

Grupo Sierra Alta
On February 20, 2013, we entered into an agreement with Grupo Sierra Alta, S.A.S. (“GSA”), a Colombian company to create a Colombian corporation (“BFCC”) to market our products in Columbia. Under the terms of the agreement, we are to own 51% of the outstanding stock of BFCC. Additionally, we will loan BFCC $50,000 for working capital. BFCC will purchase our PDC drill bits at our cost and pay all shipping fees, logistics costs, nationalization charges, customs duties, insurance taxes and tariffs and all other costs associated with transportation of our drill bits from Houston, Texas to customers in Columbia.  As of September 30, 2013, we had not funded this loan and GSA had not begun operations.

NOTE 5 – INCOME TAXES

As of September 30, 2013, there is no provision for income taxes, current or deferred.

	09/30/13	12/31/12
Deferred tax assets:
Net operating loss carry-forwards	$172,821	$60,852
Valuation allowance	(172,821)	(60,852)
Net deferred tax asset	$-	$-

During the nine months ended September 30, 2013, the Company had a net operating loss of $287,098.  As of September 30, 2013, the Company had net operating loss carry forwards in the amount of $443,100 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 – SUBSEQUENT EVENTS

On October 3, 2013, we received a payment of $92,302 from a company in Hong Kong as an advance payment against a purchase order for the sale of 8 bits.  The total sales price is expected to be approximately $170,600.

On October 1, 2013, the Company and the holder of the $100,000 promissory note (see paragraph 1 of Note 4) extended the maturity date until January 1, 2014.

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

Results of Operations

Nine Months Ended September 30, 2013 versus 2012

During the nine months ended September 30, 2012, we had lease revenue in the amount of $4,454 whose amortization cost was $5,584, for a gross loss of $1,130, versus $51,329 of sales and service revenue with cost of revenue of $41,393, for a gross profit of $9,936 for the same period in 2012.  We are negotiating with several large oil and gas producers to provide drilling bits and services.  We expect sales throughout the remainder of 2013 to be more favorable.

We incurred $250,728 of general and administrative expenses for the nine months ended September 30, 2013 versus $99,268 for the same period in 2012.  The increase is principally due to increases in marketing expenses, professional fees and contractor costs.

Depreciation and amortization increased from $0 for the nine months ended September 30, 2012 to $1,463 for the same period in 2013.  The increase is due to the fact that, in 2012, the patents had not been granted provisional status.  Additionally, we have a small amount of office equipment depreciated in the current period.

Interest expense went from $17,197 for the nine months ended September 30, 2012, to $27,026 for the same period in 2013.  The increase is due to higher debt levels.

We incurred a net loss of $287,098 for the nine months ended September 30, 2013, compared to a net loss of $106,534 for the same period in 2012.  The increase in net loss is primarily due to the increase in general and administrative expenses and the increase in interest expense.

Three months ended September 30, 2013 versus 2012

During the three months ended September 30, 2013, we had the sale of one drill bit which we sold at a $6,751 loss to attempt to win over a customer in West Texas.  Revenues on the sale was $10,000; the cost of the sale was $16,751.

We incurred $111,720 of general and administrative expenses for the three months ended September 30, 2013 versus $38,537 for the same period in 2012.  The increase from 2012 to 2013 is due principally from increases in statutory compliance and contractor costs.

Depreciation and amortization increased from $0 for the three months ended September 30, 2012 to $572 for the same period in 2013.  The increase is due to the fact that, in 2012, the patents had not been granted provisional status.  Additionally, we have a small amount of office equipment depreciated in the current period.

Interest expense went from $5,725 for the three months ended September 30, 2012, to $11,137 for the same period in 2013.  The increase is due to higher debt levels.

We incurred a net loss of $130,180 for the three months ended September 30, 2013, compared to a net loss of $43,109 for the same period in 2012.  The increase in net loss is primarily due to the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

We had total assets of $119,104 as of September 30, 2013, which included $77,486 of current assets:  $50,603 of cash and cash equivalents, $10,825 in accounts receivable and $16,058 of inventory.  Our long-term assets, consisting of the carrying value of our patents, patents pending and office equipment less accumulated depreciation and amortization, was $41,618.

We had total liabilities of $482,100 at September 30, 2013, of which $332,100 were current liabilities and $150,000 were non-current liabilities.  The current portion includes $82,100 of accounts payable and accrued liabilities and $250,000 of current notes payable (described in Note 4).  The non-current note payable is also described in Note 4.

As of September 30, 2013, we had a working capital deficit of $254,614 and a total accumulated deficit of $458,130.

Cash flows from Operating Activities

For the nine months ended September 30, 2013, the Company used cash of $188,626 in operating activities as compared to using cash from operating activities of $59,678 for the same period in 2012. The use of cash for operating activities is predominantly attributed to the Company's net loss for the period.

Cash flows used in Investing Activities

For the nine months ended September 30, 2013, the Company used cash of $5,075 in investing activities versus $4,114 used in investing activities during the same period in 2012. The Company used cash in responding to office actions from the United States Patent and Trademark Office and purchased certain office equipment.

Cash flows from Financing Activities

For the nine months ended September 30, 2013, we received $250,000 in proceeds from a promissory note and paid outstanding advances of $50,000 for net cash flows from financing activities of $200,000 versus $75,000 for the same period in 2012, resulting from sales of common stock.

Capital Requirements

In August and September 2012, we raised $75,000 through the sale of 15,000,000 shares of our common stock at a price of $0.005 per share pursuant to our Form S-1 Registration Statement. We anticipate requiring and additional capital infusion of approximately $675,000, when taking into account the $75,000 previously raised, in order to effectively execute our business plan over the next twenty-four months, which does not include amounts owed on the promissory notes, described below. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

The current funds available to us will be sufficient to continue maintaining a reporting status and limited operations for 24 months. However, in order to be successful in fully implementing our business plan, and repay the notes, described below, we will require additional capital.

On April 1, 2011, we signed a promissory note with our then Chief Executive Officer and Director in the amount of $100,000. The note bears interest at a rate of 15%, was originally due and payable on April 1, 2012 and had no collateral.  On March 31, 2012, the Company and the holder executed an amendment to the note extending the due date to April 1, 2013, removing from the note language allowing the conversion of the note into the Company’s common stock and amending the note to include a security interest over substantially all of our assets.  On April 1, 2013, the Company and Holder again executed an amendment to the note extending the due date to October 1, 2013.  On October 1, 2013, the Company and the Holder again executed an amendment to the note extending the due date until January 1, 2014.

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

As of the date of this report, the Company has submitted three Borrowing Certificates for an aggregate of $150,000 and has received $100,000 of the proceeds thereon.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
William Blackwell
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  October 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Extension to Promissory Note With Tyson Rohde (April 1, 2013)

10.2*	$150,000 Promissory Note (April 10, 2013)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

32.1*	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith.

1 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.